Form 10-Q
period 2010-12-31
Advanced Cellular, Inc.
filed 2011-02-02
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended December 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-169085


                             ADVANCED CELLULAR, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                42-1771506
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

                                 5348 Vegas Dr.
                               Las Vegas NV 89108
               (Address of principal executive offices)(Zip code)

                                Tel: 888-284-3821
                             Fax: +1 (888) 353-8842
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

The issuer has 10,000,000 shares of common stock outstanding as of February 2, 2011.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

     Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010      3

     Statements  of Operations  for the Three and Six Months Ended
     December 31, 2010, and from May 4, 2010 (Inception) through
     December 31, 2010 (Unaudited)                                             4

     Statements of Cash Flows for the Six Months Ended December 31, 2010,
     and from May 4, 2010 (Inception) through December 31, 2010 (Unaudited)    5

     Statement of Stockholders' Equity                                         6

     Notes to the Financial Statements (Unaudited)                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            11

ITEM 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            13

ITEM 4.  CONTROLS AND PROCEDURES                                              13

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS                                                      14

ITEM 1A. RISK FACTORS                                                         14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          14

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                        14

ITEM 4.  REMOVED AND RESERVED                                                 14

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS                                                             14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,        June 30,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
ASSETS

Current Assets:
  Cash                                                                   $  9,612           $ 20,020
  Deferred offering costs                                                   8,370                 --
                                                                         --------           --------

Total Current Assets                                                       17,982             20,020
                                                                         --------           --------

Total Assets                                                             $ 17,982           $ 20,020
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                       $  1,320           $     --
  Loans payable - director                                                     --                682
                                                                         --------           --------

Total Current Liabilities                                                   1,320                682
                                                                         --------           --------

Total Liabilities                                                           1,320                682
                                                                         --------           --------
Stockholders' Equity:
  Preferred Stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued and outstanding                                            --                 --
  Common Stock, 100,000,000 shares authorized, par value $0.0001,
   10,000,000 shares issued and outstanding                                 1,000              1,000
  Additional paid in capital                                               19,000             19,000
  Deficit accumulated during the development stage                         (3,338)              (662)
                                                                         --------           --------

Total Stockholders' Equity                                                 16,662             19,338
                                                                         --------           --------

Total Liabilities and Stockholders' Equity                               $ 17,982           $ 20,020
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Cumulative
                                      Three Months            Six Months             May 4, 2010
                                         Ended                  Ended              (Inception) to
                                       December 31,           December 31,           December 31,
                                          2010                   2010                   2010
                                      ------------           ------------           ------------
Revenue                               $         --           $         --           $         --

Expenses:
  Organization cost                             --                     --                    662
  General and administrative                 1,090                  2,676                  2,676
                                      ------------           ------------           ------------
      Total expenses                         1,090                  2,676                  3,338

Loss before income taxes                    (1,090)                (2,676)                (3,338)

Provision for Income Taxes                      --                     --                     --
                                      ------------           ------------           ------------

Net Loss                              $     (1,090)          $     (2,676)          $     (3,338)
                                      ============           ============           ============

Basic and Diluted
  Loss per Common Share                          a                      a
                                      ============           ============
Weighted Average Number of
 Common Shares                          10,000,000             10,000,000
                                      ============           ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                            Common Stock         Additional    During the
                                         -------------------      Paid in     Development     Total
                                         Shares       Amount      Capital        Stage        Equity
                                         ------       ------      -------        -----        ------
INCEPTION MAY 4, 2010                          --     $   --      $    --      $    --       $    --

Common stock issued  to directors
 for cash ($0.002 per share)           10,000,000      1,000       19,000           --        20,000

Net loss for the period                        --         --           --         (662)         (662)
                                       ----------     ------      -------      -------       -------
BALANCE JUNE 30, 2010                  10,000,000      1,000       19,000         (662)       19,338

Net loss for the period                        --         --           --       (1,586)       (1,586)
                                       ----------     ------      -------      -------       -------
BALANCE SEPTEMBER 30, 2010             10,000,000      1,000       19,000       (2,248)       17,752

Net loss for the period                        --         --           --       (1,090)       (1,090)
                                       ----------     ------      -------      -------       -------

BALANCE DECEMBER 31, 2010              10,000,000     $1,000      $19,000      $(3,338)      $16,662
                                       ==========     ======      =======      =======       =======


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Cumulative
                                                            Six Months         May 4, 2010
                                                              Ended          (Inception) to
                                                            December 31,       December 31,
                                                               2010               2010
                                                             --------           --------
OPERATING ACTIVITIES
  Net loss                                                   $ (2,676)          $ (3,338)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Increase in accounts payable                               1,320              1,320
                                                             --------           --------
Net cash used by operating activities                          (1,356)            (2,018)
                                                             --------           --------

INVESTING ACTIVITIES

Net cash used by investing activities                              --                 --
                                                             --------           --------

FINANCING ACTIVITIES
  Net repayment of loans - director                              (682)                --
  Payment of deferred offering costs                           (8,370)            (8,370)
  Proceeds from issuance of common stock                           --             20,000
                                                             --------           --------
Net cash provided by (used in) financing activities            (9,052)            11,630
                                                             --------           --------

Net Increase (Decrease) in Cash                               (10,408)             9,612

Cash, Beginning of Period                                      20,020                 --
                                                             --------           --------

Cash, End of Period                                          $  9,612           $  9,612
                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                   $     --           $     --
                                                             ========           ========

  Income taxes                                               $     --           $     --
                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the state of Nevada on May 4, 2010. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that will focus its operations on developing and commercializing a performance management system that will be used by cellular network operators. We have named our system AdvancedPM.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of June 30, 2010 is derived from the audited financial statements presented in the Company's Form S-1/A filed with SEC on December 3, 2010. The unaudited condensed interim financial statements should be read in conjunction with the Company's Form S-1/A, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2010 are not necessarily indicative of results for the full fiscal year.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

DEVELOPMENT STAGE

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net loss attributable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

DEFERRED OFFERING COSTS

Costs directly related to the issuance of common stock are capitalized when incurred and reclassed to equity at the time proceeds from the sale of common stock are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and loans from director approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax years ended June 30, 2010 and 2011 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. No provision for income taxes was required in any of the periods presented in the accompanying statements of operations because of net operating loss carryforwards generated by the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES," as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's business, financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2010, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $3,338 and will expire 20 years from the date the loss was incurred.

NOTE 5. STOCKHOLDER'S EQUITY

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 6,000,000 shares at an offering price of $0.01 per share for proceeds of up to $60,000.

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On May 4, 2010, the Company issued 10,000,000 shares of common stock to its directors for cash consideration of $20,000.

NOTE 6. RELATED PARTY TRANSACTIONS

The sole  officer and  director  of the  Company is  involved in other  business
activities  and  may,  in  the  future,   become   involved  in  other  business
opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to December 31, 2010 of $3,338. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 8. LOANS PAYABLE RELATED PARTY

In May 2010, the Company's director advanced a total of $682 to the Company. The advances, which were repaid on September 28, 2010, were non-interest bearing and unsecured.

NOTE 9. CONCENTRATIONS OF RISKS

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. See Note 7 regarding going concern matters.

NOTE 10. PROPERTY

The Company does not own or rent any property. We currently maintain our corporate office at 17- 5348 Vegas Dr., Las Vegas, NV 89108 USA. This location is a virtual office that we maintain with EastBiz.com, Inc. which provides us with a mailing address for communications. This service is provided by EastBiz.com for $99.00 per year, plus we maintain a reserve that Eastbiz.com will use for payment of postage. This reserve account will be supplemented as needed. We may terminate the lease arrangement upon 30-days' written notice to INC Management. Our executive officer, Mr. Nir Eliyahu does not work from this location, but operates from his respective residence in Israel at no charge to us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Advanced Cellular, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Company" in
Part I, Item 1, "Risk Factors" in our registration statement on Form S-1/A filed with the SEC on December 3, 2010. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Advanced Cellular, Inc. ("Advanced", "us", "we" and "our") was incorporated on May 4, 2010 in the State of Nevada. We are a development stage company, and to date have not earned any revenue and currently do not have any significant assets. Our corporate offices are located at 5348 Vegas Drive, Las Vegas, Nevada 89108. Our telephone number is (888) 284-3821 and our fax number is (888) 353-8842. We do not have any subsidiaries.

We established for the purpose of developing and commercializing a performance management system for use by cellular operators. We have named our system AdvancedPM.

To date we have not yet started the development of our system, AdvancedPM. There is no assurance that once developed it will perform in the manner described or will include all of our planned features.

Once developed, we expect our planned system to enable cellular operators to analyze and optimize their cellular network performance. Common cellular network equipment records different events during voice calls or data calls. These call events are being stored in a dedicated database. Each cellular manufacturer has its own unique database structure to store the call events. Cellular operators have to monitor the call events in order to evaluate and improve their cellular network performance. Key Performance Indicators (KPIs) are the significant measurements used to track the cellular network performance against the cellular operator's objectives. These KPIs are being calculated to summarize the call events; the major KPIs are pre-specified and common for every cellular manufacture with respect to the specific technology. Analyzing the KPIs enables the operator a real-time monitoring, trend performance tracking and a drill-down into network element level. Our planned system will present the KPIs in a browser based, parameter driven, dynamic report generation, flexible report scheduling capabilities and Support a wide variety of export formats including PDF, HTML, CSV, XLS, RTF, and Image.

Our goal is to help small cellular operators monitor their network and enable them to improve their network using an off-the-shelf product with a minimum customization which will lead to minimal cost. We plan to generate revenues from the sale of our AdvancedPM system to cellular network operators, at an additional cost we plan to offer support and maintenance service.

Once developed, we expect AdvancedPM to provide radio access network status management, performance analysis and support the following capabilities:

     *    Monitor real-time system performance and not only the element status.
     * Display the performance trend enabling to identify problems which missed by the manual process.
     * Geographic map display enable analyzing the data over detailed maps, streets, satellite photo, topographical.
     * Export detailed daily reports for engineers and high level of management.
     * Increase engineering efficiency and automatically identifying issues that impact network quality.
     * Assess current deployment and decide regarding requirement for new deployment or expansion.

In order to use our planned system, prospective cellular network operators will be required to send us the cellular network manufacture data sheets with regards to performance collection and database specification, and then we will need to integrate the cellular network manufacture database with AdvancedPM.

 Once developed, we expect AdvancePM to support multi-user environment through high speed and secure access across the Intranet or the Internet. The user will be able to access the reports directly without no client application using simple to access web reports to improve the information sharing across the organization. Reporting capabilities include exporting to a common PC application format such as Microsoft Excel, PDF, JPG. Reporting and Monitoring include geographic map display enable analyzing the data over detailed street maps, satellite photo and topographical maps.

We have commenced only limited operations, primarily focused on organizational matters and efforts related to this Offering. Our performance management system is currently in the development stage and is not ready for commercial sale.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our performance management system or that cellular operators seeking for performance management system will be receptive to using our service.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern. Our financial status creates substantial doubt whether we will continue as a going concern. Investors should note that we have not generated any revenues to date, we do not yet have any products available for sale, and we do not have a fully operational valid working prototype of our proposed product.

As of December 31, 2010, our company has $9,612 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

During the three and six months ended December 31, 2010, we incurred operating expenses of $1,090 and $2,676, respectively. Our operating expenses consisted primarily of a management fee of $1,000 paid to our chief executive officer, $1,070 of research and consulting fees and $444 of professional fees related to filings with the SEC.

NET LOSS

We incurred net losses during the three and six months ended December 31, 2010 of $1,090 and $2,676, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2010, we had cash of $9,612 representing a net decrease in cash of $10,408 since June 30, 2010.

During the six months ended December 31, 2010, we used $1,356 of cash in operations for the operating expenses described above, offset by a $1,320 increase in accounts payable.

During the six months ended December 31, 2010, we used $9,052 for financing activities consisting of $8,370 of deferred offering costs and repayment of a loan from our director in the amount of $682.

Because we have not generated any revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4/4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2010, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR, INC.


By: /s/ Nir Eliyahu
    --------------------------------------------------------------------
    Nir Eliyahu
    President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)
    February 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
    ---------------------------------------------------------------------
    Nir Eliyahu
    President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)
    February 2, 2011