Form 10-Q
period 2011-03-31
Advanced Cellular, Inc.
filed 2011-05-09
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-169085


                             ADVANCED CELLULAR, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                42-1771506
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

            5348 Vegas Dr.
            Las Vegas NV                                           89108
(Address of principal executive offices)                         (Zip code)

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

The issuer has 10,000,000 shares of common stock outstanding as of May 1, 2011.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010      3

        Statements of Operations  for the Three and Nine Months Ended
        March 31, 2011, and for the period from May 4, 2010 (Inception)
        through March 31, 2011 (Unaudited)                                     4

        Statements  of Cash Flows for the Nine Months Ended March 31, 2011,
        and for the period from May 4, 2010 (Inception) through
        March 31, 2011 (Unaudited)                                             5

        Statement of Stockholder's Equity                                      6

        Notes to the Financial Statements (Unaudited)                          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 1A. RISK FACTORS                                                         13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                        13

ITEM 4.  REMOVED AND RESERVED                                                 13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS                                                             13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31, 2011     June 30, 2010
                                                                     --------------     -------------
                                                                       (Unaudited)        (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                  $  4,942           $ 20,020
  Deferred offering costs                                                  8,370                 --
                                                                        --------           --------
      Total current assets                                                13,312             20,020
                                                                        --------           --------

      Total assets                                                      $ 13,312           $ 20,020
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable                                                      $  3,868           $     --
  Loans payable - director                                                    --                682
                                                                        --------           --------
      Total current liabilities                                            3,868                682
                                                                        --------           --------

      Total liabilities                                                    3,868                682
                                                                        --------           --------
Stockholder's Equity:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                        --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 10,000,000 shares issued and outstanding             1,000              1,000
  Additional paid in capital                                              19,000             19,000
  Deficit accumulated during the development stage                       (10,556)              (662)
                                                                        --------           --------
      Total stockholder's equity                                           9,444             19,338
                                                                        --------           --------

      Total liabilities and stockholder's equity                        $ 13,312           $ 20,020
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                     May 4, 2010
                                   Three Months Ended     Nine Months Ended        (Inception) to
                                     March 31, 2011         March 31, 2011         March 31, 2011
                                     --------------         --------------         --------------
Revenue                               $         --           $         --           $         --

Expenses:
  Organization cost                             --                     --                    662
  General and administrative                 7,218                  9,894                  9,894
                                      ------------           ------------           ------------
      Total expenses                         7,218                  9,894                 10,556

Loss before income taxes                    (7,218)                (9,894)               (10,556)

Provision for Income Taxes                      --                     --                     --
                                      ------------           ------------           ------------

Net Loss                              $     (7,218)          $     (9,894)          $    (10,556)
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (unaudited)

                                                                                Deficit
                                                                              Accumulated
                                            Common Stock         Additional    During the
                                         -------------------      Paid in     Development     Total
                                         Shares       Amount      Capital        Stage        Equity
                                         ------       ------      -------        -----        ------
INCEPTION MAY 4, 2010                          --     $   --      $    --      $    --       $    --

Common stock issued  to directors
 for cash ($0.002 per share)           10,000,000      1,000       19,000           --        20,000

Net loss for the period                        --         --           --         (662)         (662)
                                       ----------     ------      -------     --------       -------
BALANCE JUNE 30, 2010                  10,000,000      1,000       19,000         (662)       19,338

Net loss for the period                        --         --           --       (1,586)       (1,586)
                                       ----------     ------      -------     --------       -------
BALANCE SEPTEMBER 30, 2010             10,000,000      1,000       19,000       (2,248)       17,752

Net loss for the period                        --         --           --       (7,218)       (7,218)
                                       ----------     ------      -------     --------       -------

BALANCE MARCH 31, 2011                 10,000,000     $1,000      $19,000     $(10,556)      $ 9,444
                                       ==========     ======      =======     ========       =======


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                         May 4, 2010
                                                              Nine Months Ended        (Inception) to
                                                                March 31, 2011         March 31, 2011
                                                                --------------         --------------
OPERATING ACTIVITIES
  Net loss                                                         $ (9,894)              $(10,556)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Increase in accounts payable                                     3,868                  3,868
                                                                   --------               --------
          Net cash used by operating activities                      (6,026)                (6,688)
                                                                   --------               --------
INVESTING ACTIVITIES
          Net cash used by investing activities                          --                     --
                                                                   --------               --------
FINANCING ACTIVITIES
  Net repayment of loans - director                                    (682)                    --
  Payment of deferred offering costs                                 (8,370)                (8,370)
  Proceeds from issuance of common stock                                 --                 20,000
                                                                   --------               --------
          Net cash provided by (used in) financing activities        (9,052)                11,630
                                                                   --------               --------

Net Increase (Decrease) in Cash                                     (15,078)                 4,942

Cash, Beginning of Period                                            20,020                     --
                                                                   --------               --------

Cash, End of Period                                                $  4,942               $  4,942
                                                                   ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                         $     --               $     --
                                                                   ========               ========
  Income taxes                                                     $     --               $     --
                                                                   ========               ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2011


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of March 31, 2011 is $10,556 and will expire 20 years from the date the loss was incurred.

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

ISSUED AND OUTSTANDING

On May 4, 2010, the Company issued 10,000,000 shares of common stock to its director for cash consideration of $20,000.

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

The Company has paid management fees of $2,000 to its sole executive officer during the three months ended March 31, 2011.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to March 31, 2011 of $10,956. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Once developed, we expect AdvancePM to support multi-user environment through high speed and secure access across the Intranet or the Internet. The user will be able to access the reports directly without any client application using simple to access web reports to improve the information sharing across the organization. Reporting capabilities include exporting to a common PC application format such as Microsoft Excel, PDF, JPG. Reporting and Monitoring include geographic map display enable analyzing the data over detailed street maps, satellite photo and topographical maps.

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

As of March 31, 2011, our company has $4,942 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2011

During the three and nine months ended March 31, 2011, we incurred operating expenses of $7,218 and $9,894, respectively. Our operating expenses for the three months ended March 31, 2011 included accounting fees of $2,988, management fees of $2,000 paid to our chief executive officer, $1,500 of consulting fees related to our SEC filings, and stock transfer agent fees of $376. For the nine months ended March 31, 2011, in addition to expenses incurred during the three months ended March 31, 2011, the Company incurred management fees of $1,000 paid to our chief executive officer and $1,070 of research and consulting fees.

NET LOSS

We incurred net losses during the three and nine months ended March 31, 2011 of $7,218 and $9,894, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2011, we had cash of $4,942 representing a net decrease in cash of $15,078 since June 30, 2010.

During the nine months ended March 31, 2011, we used $6,026 of cash in operations for the operating expenses described above, in addition to a $3,868 increase in accounts payable.

During the nine months ended March 31, 2011, we used $9,052 for financing activities consisting of $8,370 of deferred offering costs and repayment of a loan from our director in the amount of $682.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

ADVANCED CELLULAR, INC.


By: /s/ Nir Eliyahu
    -----------------------------------
    Nir Eliyahu
    President, Chief Executive Officer,
    Chief Financial Officer, Director
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer)
    May 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
    -----------------------------------
    Nir Eliyahu
    President, Chief Executive Officer,
    Chief Financial Officer, Director
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer)
    May 9, 2011