Form 10-K
period 2011-06-30
Advanced Cellular, Inc.
filed 2011-09-09
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-169085


                             ADVANCED CELLULAR INC.
             (Exact name of registrant as specified in its Charter)

             Nevada                                              42-1771506
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     5348 Vegas Dr. Las Vegas NV                                   89108
(Address of principal executive offices)                         (Zip Code)

                                 (888) 353-8842
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of August 16, 2011, there were 14,000,000 shares of our common stock issued and outstanding.

                             ADVANCED CELLULAR, INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Advanced Cellular, Inc. The term "fiscal year" refers to our fiscal year ending June 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I

ITEM 1.  Business                                                              3
ITEM 1A. Risk Factors                                                          7
ITEM 1B. Unresolved Staff Comments                                            13
ITEM 2.  Properties                                                           13
ITEM 3.  Legal Proceedings                                                    14
ITEM 4.  Removed and Reserved                                                 14

Part II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            14
ITEM 6.  Selected Financial Data                                              14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           19
ITEM 8.  Financial Statements and Supplementary Data                          20
ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 30
ITEM 9A. Controls and Procedures                                              30
ITEM 9B. Other Information                                                    31

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance              31
ITEM 11. Executive Compensation                                               32
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          33
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         34
ITEM 14. Principal Accounting Fees and Services                               34

PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              35

Signatures                                                                    36

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND BUSINESS OVERVIEW

We are a development stage company that was incorporated under the laws of the state of Nevada on May 4, 2010. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Neither Advanced Cellular, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Our offices are currently located at c/o Easybiz.com Inc 17-5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is 866-824-2112. Our website is www.advancedcellularinc.com.

We have one executive officer who also serves as our director. Mr. Nir Eliyahu, our President and a Director, resides in Israel. He has ten years of experience as an RF and network optimization expert; he also has been involved in large scale cellular network implementation in Africa, Australia and North America.

PRINCIPAL PRODUCTS AND SERVICES

We are planning to develop and commercialize a performance management system for use by cellular operators. Once developed, we expect our product to enable cellular operators to analyze and optimize their cellular network performance. Common cellular network equipment records different events during voice calls or data calls. These call events are being stored in a dedicated database. Each cellular manufacture has its own unique database structure to store the call events. Cellular operators have to monitor the call events in order to evaluate and improve their cellular network performance. Key Performance Indicators
(KPIs) are the significant measurements used to track the cellular network performance against the cellular operator's objectives. These KPIs are being calculated to summarize the call events; the major KPIs are pre-specified and common for every cellular manufacture with respect to the specific technology. Analyzing the KPIs enables the operator a real-time monitoring, trend performance tracking and a drill-down into network element level. Our planned system will present the KPIs in a browser based, parameter driven, dynamic report generation, flexible report scheduling capabilities and Support a wide variety of export formats including PDF, HTML, CSV, XLS, RTF, and Image.

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

We have commenced only limited operations, primarily focused on organizational matters. Our performance management system is currently in the development stage and is not ready for commercial sale.

On August 1, 2011 we launched an online store that sells a wide variety of electronics and cellular devices and accessories. We launched this store as a complimentary service to the small-medium size cellular operators
(http://advancedcellularinc.w2bshop.com/).

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our performance management system or that cellular operators seeking for performance management system will be receptive to using our service.

THE MARKET OPPORTUNITY

According to statistics made available by the International Telecommunication Union (ITU) in their "The World in 2010" report on their website:

     * By the end of 2010, there will be an estimated 5.3 billion mobile cellular subscriptions worldwide, including 940 million subscriptions to 3G services.

     * Access to mobile networks is now available to 90% of the world population and 80% of the population living in rural areas.

Our target market is the worldwide small size cellular network operators who wish to monitor and optimized their network and currently do not have a performance management system or the ones who wish to replace their current system. We expect, although no assurance can be given, that our solution will appeal to small size cellular operators who cannot afford to purchase the existing solutions in the market place.

Our management believes that if we properly execute our business plan, our solution will enable new and existing operators to monitor and optimize their network in a significant lower cost.

COMPETITION AND COMPETITIVE STRATEGY

Competition within the cellular network performance management industry is intense. We believe there is no performance management system designed for small size cellular network operators. Existing solutions are designed for cellular network operators who have thousands of cell sites; these networks generate a massive amount of call events that must to be logged in a large database. Generating the KPIs from this database requires an expensive database management tools and an expensive reporting application.

We believe that designing a solution to support a limited database and limited reporting capabilities will result in lower cost than our competitors, our competition is based primarily on the cost of the system. We seek to differentiate ourselves by providing our customers with an easy to use and functional system and pre-customized reporting. On an ongoing basis, we intend to add more features to our future service such as: automatic alerting system and performance report exporting capabilities.

Many of our competitors have longer operating histories, greater financial, sales, marketing and technological resources and longer established client relationships than we do.

Our primary competition comes primarily from several industry participants:

Actix, Inc (www.actix.com) - This company is a world leading developer of cellular network optimization tools. They offer systems which design for large scale mobile operators. They also provide tools for status management. They do not currently offer small scale pre-customized systems for small mobile operators. We believe their price point is extremely high compared what we are planning.

TTI Telecom (www.tti-telecom.com) - This Company is a world leading developer of cellular network status management tools. They also offer performance management system to large cellular operators. They do not currently offer small scale pre-customized systems for small mobile operators. We believe their price point is extremely high compared what we are planning.

QuantumSI (www.quantumsi.com) - This Company is a system integrator and software developer for several industries including telecommunication. They also offer performance management system to medium size cellular operators. They do not currently offer small scale pre-customized systems for small mobile operators. We believe their price point is higher than what we are planning.

EMPLOYEES

We have no full time or part-time employees. Our Sole Director/officers, Mr. Nir Eliyahu, is expected to devote approximately five hours per week to our business activities. If and when we develop and market a product, we may need additional employees for our operations. We do not foresee any significant changes in the number of employees we will have over the next twelve months.

SALES OF COMMON STOCK

During the three months ended June 30, 2011, we sold 2,000,000 shares of common stock for net proceeds of $19,672. In July and August 2011, we sold an additional 2,000,000 shares of common stock for gross proceeds for $20,000. These shares were issued in August 2011.

ITEM 1A. RISK FACTORS

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND OTHER INFORMATION IN THIS REPORT BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATING TO OUR COMPANY

THERE IS UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY BE REQUIRED TO CURTAIL OR DISCONTINUE OUR OPERATIONS IN THE FUTURE. IF WE DISCONTINUE OUR OPERATIONS, YOU MAY LOSE ALL OF YOUR INVESTMENT.

We have incurred net losses totaling $23,093 from our inception on May 4, 2010 to June 30, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND MAY NEVER BE ABLE TO CARRY OUT OUR BUSINESS PLAN OR ACHIEVE ANY REVENUES OR PROFITABILITY; AT THIS STAGE OF OUR BUSINESS, EVEN WITH OUR GOOD FAITH EFFORTS, POTENTIAL INVESTORS HAVE A HIGH PROBABILITY OF LOSING THEIR ENTIRE INVESTMENT.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We were established on May 4, 2010, we have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development and commercialization of a performance management system for use by cellular operators. Our product will enable cellular operators to analyze and optimize their cellular network performance. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our performance management system or that cellular operators seeking for performance management system will be receptive to using our service. Which itself is subject to numerous industry-related risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in our industry, and the fact that our Company is a highly speculative venture involving significant financial risk.

WE EXPECT TO INCUR OPERATING LOSSES IN THE NEXT TWELVE MONTHS BECAUSE WE HAVE NO PLAN TO GENERATE REVENUES UNLESS AND UNTIL WE SUCCESSFULLY DEVELOP OUR NETWORK PERFORMANCE MANAGEMENT SYSTEM.

We have never generated revenues. We intend to engage in the development and commercialization of a network performance management system for use by cellular operators. We expect to incur operating losses over the next twelve months because we have no source of revenues unless and until we are successful in developing and commercialization of a network performance management system. We cannot guarantee that we will ever be successful in developing and commercialization of a network performance management system or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

WE DO NOT HAVE SUFFICIENT CASH TO FUND OUR OPERATING EXPENSES FOR THE NEXT TWELVE MONTHS, AND WE WILL REQUIRE ADDITIONAL FUNDS THROUGH THE SALE OF OUR COMMON STOCK, WHICH REQUIRES FAVORABLE MARKET CONDITIONS AND INTEREST IN OUR ACTIVITIES BY INVESTORS. WE MAY NOT BE ABLE TO SELL OUR COMMON STOCK AND FUNDING MAY NOT BE AVAILABLE FOR CONTINUED OPERATIONS.

Currently, we do not have sufficient cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed, and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event, investors would likely not obtain a profitable return on their investment or a return of their investment at all.

WE HAVE NO TRACK RECORD THAT WOULD PROVIDE A BASIS FOR ASSESSING OUR ABILITY TO CONDUCT SUCCESSFUL BUSINESS ACTIVITIES. WE MAY NOT BE SUCCESSFUL IN CARRYING OUT OUR BUSINESS OBJECTIVES.

The revenue and income potential of our proposed business and operations are unproven and the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful. There is a substantial risk that we will not be successful in implementing our business plan, or, if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

AS A DEVELOPMENT STAGE COMPANY, WE MAY EXPERIENCE SUBSTANTIAL COST OVERRUNS IN DEVELOPING AND COMMERCIALIZING THE NETWORK PERFORMANCE MANAGEMENT SYSTEM AND WE MAY NOT HAVE SUFFICIENT CAPITAL TO SUCCESSFULLY COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT.

We may experience substantial cost overruns in developing and commercializing the network performance management system and we may not have sufficient capital to successfully complete our business plan. We may not be able to market our product because of industry conditions, general economic conditions, and/or competition from other manufacturers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product, governmental restrictions, and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion. Even if we do succeed in raising the capital to develop and operate the network performance management system, we cannot ensure that the cost for this product will be found to be warranted and reasonable by potential purchasers, and therefore we cannot ensure that the product, will actually find popularity and acceptance.

WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE.

Software for cellular networks is part of an industry that is highly regulated and competitive, and although we believe our technology offers unique features, we cannot guarantee that these unique features are enough to effectively capture a significant enough market share to successfully launch and sustain our product. Existing solutions are designed for cellular network operators who have thousands of cell sites; these networks generate a massive amount of call events that must to be logged in a large database. Generating the KPIs from this database requires an expensive database management tools and an expensive reporting application., our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater name credibility with our potential customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn could cause our business to suffer and restrict our profitability potential.

BECAUSE MR. NIR ELIYAHU, HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING UP TO 20% OF HIS TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OUR BUSINESS ACTIVITIES.

Our sole Director/officers is only engaged in our business activities on a part-time basis. This could cause the officer a conflict of interest between the amount of time devoted to our business activities and the amount of time required to be devoted to other activities. We intend to increase our business activities in terms of development, marketing and sales. This increase in business activities may require that our Director/officer engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

OUR SOLE DIRECTOR/OFFICER OWN 100% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, AND MAY BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

Our Sole Director/officer presently owns 100% of our outstanding common stock.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION, SUCH AS PATENT INFRINGEMENT CLAIMS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been notified of any infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

BECAUSE OUR CURRENT SOLE OFFICER AND DIRECTOR IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THEM.

Our sole officer and director is located outside of the United States, in Israel. Were one or more shareholders to bring an action against our management in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his, her or its judgment in these countries, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in these countries against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible. Our operations in the United States are limited to our executive offices which are being used as a mailing address and secretarial and administrative services only.

                       RISKS RELATING TO OUR COMMON STOCK

NASD SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described below, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

WE MAY IN THE FUTURE ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS' OWNERSHIP INTERESTS IN THE COMPANY AND WHICH MAY DILUTE OUR SHARE VALUE. WE DO NOT NEED STOCKHOLDER APPROVAL TO ISSUE ADDITIONAL SHARES.

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock and 100,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock," the regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any non-NASDAQ equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

THERE IS NO ESTABLISHED PUBLIC MARKET FOR OUR STOCK AND A PUBLIC MARKET MAY NOT BE OBTAINED OR BE LIQUID AND THEREFORE INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

There is no established public market for our common stock. While we intend to apply for quotation of our common stock on the Over-The-Counter (OTC) Bulletin Board system, we have not yet engaged a market maker for the purposes of submitting such application, and there is no assurance that we will qualify for quotation on the OTC Bulletin Board. Therefore, purchasers of our common stock may be unable to sell their shares on any public trading market or elsewhere.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU MAY SELL OUR COMMON STOCK.

If you purchase shares of our common stock, you may not be able to resell the shares in any state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. We currently do not intend to register or qualify our stock in any state. Because the shares of our common stock have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify our shares in any state, the holders of such shares and persons who desire to purchase such shares in any trading market that might develop in the future should be aware that there may be significant state blue sky restrictions upon the ability of investors to purchase and sell such shares. In this regard, each state's statutes and regulations must be reviewed before engaging in any securities sales activities in a state to determine what is permitted, or not permitted, in a particular state. Furthermore, even in those states that do not require registration or qualification for the resale of registered securities, such states may require the filing of notices or place additional conditions on the availability of exemptions. Accordingly, since many states continue to restrict the resale of securities that have not been qualified for resale, investors should consider any potential secondary market for our securities to be a limited one.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting. These requirements are not presently applicable to us, and we do not expect the requirement to have the public accounting firm auditing our financial statements attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting to be applicable to us in the foreseeable future. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Principal executive offices are located at c/o EastBiz.com Inc.,17-5348 Vegas Dr. Las Vegas, NV 89108 USA. This location is a virtual office that we maintain with EastBiz.com, Inc. which provides us with a mailing address for communications. This service is provided by EastBiz.com for $99.00 per year, plus we maintain a reserve that EastBiz.com will use for payment of postage. This Reserve account will be supplemented as needed. We may terminate the lease arrangement upon 30-days written notice to INC Management. Our executive officer, Mr. Nir Eliyahu does not work from this location, but operates from his respective residence in Israel at no charge to us. We believe that this space is adequate for our current and immediately foreseeable operating needs. The development of our planned system and day to day operations are carried from our location in Israel, our operation in the United States is limited to our executive offices which are being used as a mailing address and secretarial and administrative services only.

We do not have any policies regarding investments in real estate, securities, or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange. We intend in the future to seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date.

HOLDERS

On August 16, 2011, there were 34 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended June 30, 2011 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements on our current expectations and projections about future events". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this prospectus. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" or elsewhere in this prospectus.

PLAN OF OPERATIONS

We are in the development stage of a performance management system for use by small size cellular operators. Our offices are currently located at c/o Easybiz.com Inc 17-5348 Vegas Dr., Las Vegas, NV 89108. This is a shared office facility, which offers office space, a mailing address, and secretarial and administrative services. We may terminate the lease arrangement upon 30-days written notice to INC Management. Our sole Director and Officer, Mr. Nir Eliyahu, does not work from this location, but operates from his respective residence in Israel at no charge to us. We plan on contracting all of our software development activities with third parties for at least the next 12 months so we have no requirement for additional facilities for these operations.

Once developed, we expect our product to enable cellular operators to analyze and optimize their cellular network performance. Our product will be an off-the-shelf product with a minimum customization which will lead to minimal cost. In our opinion such system is not available for small cellular network operators, existing solutions are designed for large scale networks hence small cellular network operators cannot afford it. In addition we believe that they do not possess the knowledge for specifying the required Key Performance Indicators in order to build their own system.
Our goals over the next 12 months are to:

     *    Complete the development and commercialize AdvancedPM;
     * Perform a market survey to identify the dominant manufactures in the small sized cellular network operators market.
     * Integrate AdvancedPM with leading cellular network manufactures equipment.
     *    Initiate our marketing campaign and our sales strategy.

Our current business objectives are:

     * To become a recognized brand of performance management system developer.
     *    to execute our marketing plan and to create interest in our product;

ACTIVITIES TO DATE
We were incorporated in the State of Nevada on May 4, 2010. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters, the development of our business, the creation of our website and efforts related to development of our products and services.

Since our inception we have made limited purchases or sales, and have not been involved in mergers, acquisitions or consolidations. However, management has completed the high level for our performance and management system.

We have accomplished the following:

     1.   Defined the required KPIs which will be included in AdvancedPM.
     2.   Defined the required web based reports for each KPI.
     3. Evaluated and identified a database application, MySQL, as our system's database programming language.
     4. Evaluated and identified PHP and C language as our web based interface programming language.
     5.   Launched an "information only" web site
     6. Hired a software development contractor to finalize AdvancedPM specification
     7. Engaged a transfer agent and Certified Public Accounting firm to ensure that we will meet all the compliance and disclosure requirements of being a public company.

MILESTONES

Below is a brief description of our planned activities during the next 12 months.

MONTHS 1 TO 3

During the next three months, we plan to:

     *    Finalize AdvancedPM specification;
     *    Set up a development server;
     *    Database configuration according the design specification;

Server development: If we are able to raise sufficient capital thorugh the sale of common stock or other means, we will purchase our development server at a cost of approximately $5,000. If we are not able to raise sufficient capital we will lease a dedicated development server at an estimated cost of $40 a month. In order to reduce cost, we will be using open source software such as Linux as an operating system, mySQL as a database, C and PHP as programming languages.

Database development: A proper database design is essential for the development of a scalable software application. While the contractor will be responsible for this task, our management will be intimately involved in developing the detailed specifications. This task will last one month and will proceed immediately after the set-up of the development server. We expect that this will be done by the middle of the quarter. Security and backup procedures will also be implemented and documented. In order to facilitate the design and the maintenance of the database, we will purchase a database management tool such as SQL Manager for $750.

MONTHS 4 TO 6

During the following three months, we expect to achieve the following:

     * Specifying the Key Performance Indicators which will be included in AdvancedPM;
     *    Developing pre-customized reports;

Specifying the Key Performance Indicators: Key performance indicators (KPIs) are the significant measurements used to track performance against cellular network objectives. We will specify the KPIs target and ranges and how it will be measured/calculated from the database. This process will be performed by our management and will be delivered to the developer for implementation in AdvancedPM.

Pre-customized reports development: In order to monitor cellular network performance high level reports should reflect the overall network performance and allow the user to drill down into a specific network element performance. We intend to enhance the viewer's experience by initially providing only a summary of the overall performance and then allowing the viewer to drill-down to the details of his interest.

MONTHS 7 TO 9

During the following three months, we expect to achieve the following:

     *    Market Survey;
     * Integration of AdvancedPM with leading cellular network manufactures equipment.
     *    Launch a Beta version and complete modifications to AdvancedPM;
     *    Correct any detected discovered defects;
     *    Interview and hire sales support staff to start work in month eleven;
     *    Marketing activities;

Market Survey: AdvancedPM is designed for small sized cellular operators, therefore the marketing survey is highly important in order to identify the manufactures that dominants this small sized cellular operators market. The market survey will be performed by our management and expected to be completed by the middle of month 10.

Database Integration: Each cellular network manufacture has a different implementation of the network performance database, based on the results of the marketing survey we will identify several manufactures which we will integrate with. During months 10 and 11 we plan to complete the database integration and to complete a Beta version of AdvancedPM.

Testing and quality assurance: We plan to test AdvancedPM internally and to make sure that our system works according to the design specifications, standards and functionality required without defects and possible problems.

Marketing activities: We plan to contract an experienced sales person starting in month 9. This individual will be responsible for contacting the small size cellular operators that we have identified in our market survey. If we are not able to raise sufficient capital we do not anticipate hiring sales person, this task will be performed by our management.

RESULTS OF OPERATIONS

During the period from May 4, 2010 (date of inception) through June 30, 2011, we have incurred net losses totaling of $23,093. Since our incorporation through June 30, 2011, we have sold 12,000,000 shares of common stock for total gross proceeds of $40,000. As of June 30, 2011, we had $18,309 of cash on hand.

COMPARISON OF THE PERIOD FROM MAY 4, 2010 (INCEPTION) THROUGH JUNE 30, 2010 AND THE YEAR ENDED JUNE 30, 2011

Our operating activity for the period from May 4, 2010 (Inception) through June 30, 2010 was limited to incurring operating costs totaling $662.

Management Fees: During the year ended June 30, 2011, the Company paid $3,000 of management fees to its President and Director.

Software and Research and Development: During the year ended June 30, 2011, the Company paid $2,220 of software development and consulting fees to third parties.

Financial Reporting: During the year ended June 30, 2011, the Company incurred $7,940 of costs related to meeting its obligations of a public company, including the preparation of financial statements and SEC filings, and related audit services.

Website Development: During the year ended June 30, 2011, the Company incurred $ 746 of website development costs.

Travel Expenses: During the year ended June 30, 2011, the Company incurred $ 4,908 of travel expenses.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from May 4, 2010 (date of inception) through June 30, 2011. We believe that we will be able to commence the marketing of our proposed system immediately following the public launch of our completed product. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company that only recently commenced with its business operations, there is a limited historical basis for liquidity comparison and analysis.

Through June 30, 2011, we have raised a total of $39,672 from the sale of 12,000,000 shares of our common stock. The Company's sole Director/officer advanced a total of $682 for organizational costs, we paid the loan in full. As of June 30, 2010 we had cash in hand of $18,309. Until such time as we are successful in raising additional capital, assuming we are able to do so, we will utilize our existing cash to maintain existing operations and meet our SEC filing obligations. We do not expect to incur any significant costs during this period. During July and August 2011, we raised an additional $20,000 through the sale of 2,000,000 shares of common stock.

In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our product costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. Our future is dependent upon our ability to obtain further financing, the successful development of our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please see Note 2. Summary of Significant Accounting Policies to the accompanying financial statements for a discussion of recently issued accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Advanced Cellular, Inc.
                          (A Development Stage Company)
                             June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm                       21

Balance Sheets as of June 30, 2011 and 2010                                   22

Statements of Operations for the Year Ended June 30, 2011 and for the
periods from May 4, 2010 (Inception) through June 30, 2010 and 2011           23

Statements of Stockholders' Equity for the Year Ended June 30, 2011 and
for the period from May 4, 2010 (Inception) through June 30, 2011             24

Statements of Cash Flows for the Year Ended June 30, 2011 and for the
periods from May 4, 2010 (Inception) through June 30, 2010 and 2011           25

Notes to the Financial Statements                                             26

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Advanced Cellular, Inc.:

We have audited the accompanying balance sheets of Advanced Cellular, Inc. (a Nevada corporation in the development stage) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2011 and for the periods from inception (May 4, 2010) through June 30, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cellular, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended June 30, 2011 and for the periods from inception (May 4, 2010) through June 30, 2011 and 2010., in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
-----------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
August 28, 2011

                             ADVANCED CELLULAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                        June 30,           June 30,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $ 18,309           $ 20,020
  Inventory                                                                6,783                 --
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                25,092             20,020
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 25,092           $ 20,020
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  8,513           $  8,513
  Loans payable - director                                                    --                682
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            8,513                682
                                                                        --------           --------
      TOTAL LIABILITIES                                                    8,513                682
                                                                        --------           --------
STOCKHOLDERS' EQUITY:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                        --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 10,000,000 shares issued and outstanding             1,000              1,000
  Additional paid in capital                                              19,000             19,000
  Subscribed stock not issued                                             19,672                 --
  Deficit accumulated during the development stage                       (23,093)              (662)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                          16,579             19,338
                                                                        --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 25,092           $ 20,020
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMETNS OF OPERATIONS

                                                                          Period From            Period From
                                                                          May 4, 2010            May 4, 2010
                                                   Year Ended           (Inception) to         (Inception) to
                                                    June 30,               June 30,               June 30,
                                                      2011                   2010                   2011
                                                  ------------           ------------           ------------
REVENUE                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
EXPENSES:
  Organization cost                                         --                    662                    662
  General and administrative                            22,431                     --                 22,431
                                                  ------------           ------------           ------------
TOTAL EXPENSES                                          22,431                    662                 23,093
                                                  ------------           ------------           ------------
Loss before income taxes                               (22,431)                  (662)               (23,093)

Provision for Income Taxes                                  --                     --                     --
                                                  ------------           ------------           ------------

Net Loss                                          $    (22,431)          $       (662)          $    (23,093)
                                                  ============           ============           ============
Basic and Diluted
  Loss per Common Share                                      a                      a
                                                  ============           ============

Weighted Average Number of Common Shares            10,000,000             10,000,000
                                                  ============           ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                                 Deficit
                                                                                               Accumulated
                                           Common Stock             Additional   Subscribed    During the        Total
                                       ---------------------         Paid in      Stock Not    Development    Stockholder's
                                       Shares         Amount         Capital       Issued         Stage          Equity
                                       ------         ------         -------       ------         -----          ------
INCEPTION MAY 4, 2010                        --     $       --     $       --    $       --     $       --     $       --

Common stock issued  to directors
 for cash ($0.002 per share)         10,000,000          1,000         19,000            --             --         20,000
Net loss for the period                      --             --             --            --           (662)          (662)
                                     ----------     ----------     ----------    ----------     ----------     ----------
BALANCE JUNE 30, 2010                10,000,000          1,000         19,000            --           (662)        19,338

Common stock subscribed for cash
 ($0.01 per share), net of
 issuance costs                              --             --             --        19,672             --         19,672
Net loss for the period                      --             --             --            --        (22,431)       (22,431)
                                     ----------     ----------     ----------    ----------     ----------     ----------

BALANCE JUNE 30, 2011                10,000,000     $    1,000     $   19,000    $   19,672     $  (23,093)    $   16,579
                                     ==========     ==========     ==========    ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASHFLOWS

                                                                          Period From         Period From
                                                                          May 4, 2010         May 4, 2010
                                                        Year Ended       (Inception) to     (Inception) to
                                                         June 30,           June 30,           June 30,
                                                           2011               2010               2011
                                                         --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                               $(22,431)          $   (662)          $(23,093)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities
      Increase in inventory                                (6,783)                --             (6,783)
      Increase in accounts payable                          8,513                 --              8,513
                                                         --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES          (20,701)              (662)           (21,363)
                                                         --------           --------           --------

INVESTING ACTIVITIES

           NET CASH USED BY INVESTING ACTIVITIES               --                 --                 --
                                                         --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director              (682)               682                 --
  Payment of offering costs                                  (328)                --               (328)
  Proceeds from the sale of common stock                   20,000             20,000             40,000
                                                         --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES       18,990             20,682             39,672
                                                         --------           --------           --------
Net Increase (Decrease) in Cash                            (1,711)            20,020             18,309
Cash, Beginning of Period                                  20,020                 --                 --
                                                         --------           --------           --------

Cash, End of Period                                      $ 18,309           $ 20,020           $ 18,309
                                                         ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Income taxes                                           $     --           $     --
                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2011 AND 2010


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. The Company re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the issuance of equity are capitalized and recorded in paid in capital during the period when proceeds are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States and Canada. All of the Company's tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of June 30, 2011 and December 31, 2009, the Company had no accrued interest or penalties.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of June 30, 2011, the Company has yet to incur software development costs requiring capitalization.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company's adoption of this guidance did not have an impact on its financial statements and disclosures.

In October 2009, the FASB issued guidance on "Multiple Deliverable Revenue Arrangements," updating ASC 605 "Revenue Recognition." This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, on future financial statements.

In October 2009, the FASB issued ASC 985-605, "Software Revenue Recognition." This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the, impact if any, on future financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition--Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, "Milestone Method of Revenue Recognition." The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company's adoption of this guidance did not have an impact on its financial statements.

In April 2010,  the FASB has issued ASU No.  2010-12,  Income Taxes (Topic 740):
Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts"). This application of this guidance did not have an impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,614 and will expire 20 years from the date the loss was incurred. As of June 30, 2011, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 15%)                           $ 3,464
Less: valuation allowance                                                (3,464)
Net deferred tax asset                                                  $    --

NOTE 4. STOCKHOLDER'S EQUITY

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

ISSUED AND OUTSTANDING

On May 4, 2010, the Company issued 10,000,000 shares of common stock to its director for cash consideration of $20,000

During June 2011, the Company sold 2,000,000 shares of common stock for cash consideration of $20,000. These shares were issued in August 2011. Accordingly, $19,672, net of offering costs of $ 328, is reflected as Subscribed stock not issued on the accompanying balance sheet.

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

The Company has paid management fees of $3,000 to its sole executive officer during the year ended June 30, 2011.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (May 4, 2010) through June 30, 2011 totaling $23,093. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. SUBSEQUENT EVENTS

During July and August 2011, the Company sold 2,000,000 shares of common stock for gross proceeds of $20,000. In August 2011, the Company issued these shares and the 2,000,000 shares of common stock subscribe but not issued during the year ended June 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

In July 2011, the Company appointed Routh Stock Transfer Agent as its Stock Transfer Agent and Registrar.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name              Age                       Position
----              ---                       --------
Nir Eliyahu       33        President, Secretary, Treasurer and Director

Our sole Director/officer holds office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

MR. NIR ELIYAHU, PRESIDENT, SECRETARY, TREASURER AND DIRECTOR

We have one executive officer who also serves as our director. Mr. Nir Eliyahu, our President and a Director, resides in Israel. He has ten years of experience as an RF and network optimization expert; he also has been involved in large scale cellular network implementation in Africa, Australia and North America.

Mr. Eliyahu is our President, Secretary, Treasurer and Director. He has served in these capacities since we were incorporated on May 4, 2010. He has ten years of experience in the telecom business. Since 2002 to 2005 Mr. Eliyahu was a cell site engineer at Pelephone Communication of Israel. Since 2006 to present Mr. Eliyahu has been the head of the RF and optimization department in Movicel Telecommunication of Angola, Africa. He is responsible for improving Movicel's network performance, generating network performance reports for management and supporting the development of the network performance system and supporting the new implementation of cell sites.

We believe Mr. Eliyahu's qualifications to sit on our board of directors include his years of experience as an RF and network optimization performance expert, as well as the deep understanding of our proposed product.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

BOARD'S ROLE IN RISK OVERSIGHT

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

Since our inception, compensation of our executives has been limited to $3,000 paid to our sole officer and director for management fees.

We have no employment agreements with any of our executive officers or employees.

OPTION/SAR GRANTS

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs, have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or Director or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

There are no arrangements pursuant to which our Directors are or will be compensated in the future for any services provided as Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment agreements or other contracts or arrangements with our officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or Directors that would result from either (a) the resignation, retirement or any other termination of any of our Directors or officers, or (b) a change-in-control.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

In May 2010 the Company's Director advanced a total of $682 for organizational costs. The advance has been repaid in full.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent Directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of NASDAQ.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock,
(b) each of our Directors and executive officers, and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 10,000,000 shares of our common stock outstanding as of June 30, 2011.

Title        Name  and Address of      Amount and Nature of         Percent of
of Class       Beneficial Owner        Beneficial Ownership (1)     Class (1)(2)
--------       ----------------        ------------------------     ------------
Common       Nir Eliyahu                    10,000,000                100%
             c/o Eastbiz.com Inc.
             Suite 17 - 5348 Vegas Dr.
             Las Vegas NV 89108
             USA

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.
(2) The percent of class is based on the total number of shares outstanding of 10,000,000 as of June 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors or nominees, executive officers, or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Our sole Director/officer, Nir Eliyahu, on May 4, 2010, purchased 10,000,000 shares of common stock in a private offering at $0.002 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal year ended June 30, 2011 and the period from May 4, 2010 (inception) for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2011 and 2010 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                       2011             2010
                                                      ------           ------
Audit Fees and Audit Related Fees                     $7,900           $2,500
Tax Fees                                                  --               --
All Other Fees                                            --               --
                                                      ------           ------

TOTAL                                                 $7,900           $2,500
                                                      ======           ======

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                               EXHIBIT DESCRIPTION

Exhibit
Number                            Description
------                            -----------

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADVANCED CELLULAR, INC.


Date: September 8, 2011                  By: /s/ Nir Eliyahu
                                             -----------------------------------
                                             Nir Eliyahu,
                                             President and Director
                                             (Principal Executive Officer)