Form 10-Q
period 2011-09-30
Advanced Cellular, Inc.
filed 2011-11-14
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2011

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 14,000,000 shares of common stock outstanding as of November 14, 2011.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2011 (Unaudited) and
         June 30, 2011                                                         3

         Statements of Operations for the Three Months Ended September 30,
         2011 and 2010 and for the period from May 4, 2010 (Inception)
         through September 30, 2011 (Unaudited)                                4

         Statement of Stockholders' Equity for the Three Months Ended
         September 30, 2011, and for the period from May 4, 2010 (Inception)
         through September 30, 2011 (Unaudited)                                5

         Statements of Cash Flows for the Three Months Ended September 30,
         2011, and for the period from May 4, 2010 (Inception) through
         September 30, 2011 (Unaudited)                                        6

         Notes to the Financial Statements (Unaudited)                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            13

ITEM 4.  CONTROLS AND PROCEDURES                                              13

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          14

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                        14

ITEM 4.  REMOVED AND RESERVED                                                 14

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS                                                             14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     September 30,        June 30,
                                                                         2011               2011
                                                                       --------           --------
                                                                      (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 16,307           $ 18,309
  Inventory                                                                  --              6,783
                                                                       --------           --------
      TOTAL CURRENT ASSETS                                               16,307             25,092
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 16,307           $ 25,092
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $  5,383           $  8,513
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                           5,383              8,513
                                                                       --------           --------
      TOTAL LIABILITIES                                                   5,383              8,513
                                                                       --------           --------
STOCKHOLDER'S EQUITY
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                       --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 and 10,000,000 shares issued
   and outstanding, respectively                                          1,400              1,000
  Additional paid in capital                                             49,850             19,000
  Subscribed stock not issued                                                --             19,672
  Deficit accumulated during the development stage                      (40,326)           (23,093)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                         10,924             16,579
                                                                       --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,307           $ 25,092
                                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Cumulative
                                                 Three Months         Three Months          May 4, 2010
                                                    Ended                Ended            (Inception) to
                                                 September 30,        September 30,        September 30,
                                                     2011                 2010                 2011
                                                 ------------         ------------         ------------
REVENUE                                          $         --         $         --         $         --

EXPENSES
  Organization costs                                       --                   --                  662
  General and administrative                           17,233                1,586               39,664
                                                 ------------         ------------         ------------
TOTAL EXPENSES                                         17,233                1,586               40,326

Loss before income taxes                              (17,233)              (1,586)             (40,326)

Provision for Income Taxes                                 --                   --                   --
                                                 ------------         ------------         ------------

NET LOSS                                         $    (17,233)        $     (1,586)        $    (40,326)
                                                 ============         ============         ============
Basic and Diluted Loss per Common Share                     a                    a
                                                 ============         ============
Weighted Average umber of Common Shares
 Outstanding                                       12,521,739           10,000,000
                                                 ============         ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                             Common Stock            Additional     Subscribed     During the         Total
                                        ----------------------         Paid in        Stock        Development     Stockholders'
                                        Shares          Amount         Capital      Not Issued        Stage           Equity
                                        ------          ------         -------      ----------        -----           ------
INCEPTION MAY 4, 2010                         --      $       --     $       --     $       --      $       --      $       --
                                      ----------      ----------     ----------     ----------      ----------      ----------
Common stock issued  to directors
 for cash ($0.002 per share)          10,000,000           1,000         19,000             --              --          20,000

Net loss for the period                       --              --             --             --            (662)           (662)
                                      ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2010                 10,000,000           1,000         19,000             --            (662)         19,338
                                      ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                       --              --             --             --          (1,586)         (1,586)
                                      ----------      ----------     ----------     ----------      ----------      ----------
BALANCE SEPTEMBER 30, 2010            10,000,000           1,000         19,000             --          (2,248)         17,752
                                      ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                       --              --             --             --          (1,090)         (1,090)
                                      ----------      ----------     ----------     ----------      ----------      ----------
BALANCE DECEMBER 31, 2010             10,000,000           1,000         19,000             --          (3,338)         16,662
                                      ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                       --              --             --             --          (7,218)         (7,218)
                                      ----------      ----------     ----------     ----------      ----------      ----------
BALANCE MARCH 31, 2011                10,000,000           1,000         19,000             --         (10,556)          9,444
                                      ----------      ----------     ----------     ----------      ----------      ----------
Common stock subscribed for cash
 ($0.01 per share), net of issuance
 costs                                        --              --             --         19,672              --          19,672

Net loss for the period                       --              --             --             --         (12,537)        (12,537)
                                      ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2011                 10,000,000           1,000         19,000         19,672         (23,093)         16,579
                                      ----------      ----------     ----------     ----------      ----------      ----------
Issuance of subscribed stock           2,000,000             200         19,472        (19,672)             --              --

Common stock issued for cash
 ($0.01 per share), net of issuance
 costs                                 2,000,000             200         11,378             --              --          11,578

Net loss for the period                       --              --             --             --         (17,233)        (17,233)
                                      ----------      ----------     ----------     ----------      ----------      ----------

BALANCE SEPTEMBER 30, 2011            14,000,000      $    1,400     $   49,850     $       --      $  (40,326)     $   10,924
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the Period
                                                                      Three Months Ended            From May 4, 2010
                                                                  ---------------------------        (Inception) to
                                                                September 30,      September 30,      September 30,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                        $(17,233)          $ (1,586)          $(40,326)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Write-down of inventory                                         6,783                 --              6,783
     Increase (decrease) in accounts payable                        (3,130)               444              5,383
                                                                  --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                   (13,580)            (1,142)           (28,160)
                                                                  --------           --------           --------
INVESTING ACTIVITIES
           NET CASH USED BY INVESTING ACTIVITIES                        --                 --             (6,783)
                                                                  --------           --------           --------
FINANCING ACTIVITIES
  Net repayment of loans - director                                     --               (682)                --
  Payment of deferred offering costs                                    --             (5,000)                --
  Proceeds from issuance of common stock                            11,578                 --             51,250
                                                                  --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      11,578             (5,682)            51,250
                                                                  --------           --------           --------

Net Increase (Decrease) in Cash                                     (2,002)            (6,824)            16,307
Cash, Beginning of Period                                           18,309             20,020                 --
                                                                  --------           --------           --------

Cash, End of Period                                               $ 16,307           $ 13,196           $ 16,307
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011


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

The financial information as of June 30, 2011 is derived from the audited financial statements presented in the Company's Form 10-K filed with SEC on September 9, 2011. The unaudited condensed interim financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

INVENTORIES

Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. During the three months ended September 30, 2011, the Company determined that it would not likely be able to generate revenue from the sale of its inventory. Accordingly, the Company has written-off its inventory and recognized a charge of $6,783, which is included in general and administrative expenses on the statement of operations.

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

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of September 30, 2011 is $40,326 and will expire 20 years from the date the losses were incurred.

NOTE 5. STOCKHOLDER'S EQUITY

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

In August 2011, the Company issued 4,000,000 shares of common stock for net proceeds $31,250, of which $19,672 was received during June 2011 and presented as subscriptions received not issued on the June 30, 2011 balance sheet.

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to September 30, 2011 of $40,326. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 9. PROPERTY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Advanced Cellular, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Company" in
Part I, Item 1A, "Risk Factors" in our Form 10-K filed for the year ended June 30, 2011 with the SEC on September 9, 2011. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

As of September 30, 2011, our company has $16,307 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

During the three months ended September 30, 2011, we incurred operating expenses of $17,233. Our operating expenses for the three months ended September 30, 2011 included a write-down of inventory in the amount of $6,783, accounting fees of $4,000, travel expenses of $5,000, $990 of consulting fees related to our SEC filings, and stock transfer agent fees of $150.

During the three months ended September 30, 2010, we incurred operating expenses of $1,586, which included management fees of $1,000 paid to our chief executive officer, $445 of consulting fees related to our SEC filings, and other general and administrative expenses of $141.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2011, we had cash of $16,307 representing a net decrease in cash of $2,002 since June 30, 2011.

During the three months ended September 30, 2011, we used $13,580 of cash in operations for the operating expenses described above, in addition to a $3,130 decrease in accounts payable, offset by and the non-cash write-down of inventory of $6,783.

During the three months ended September 30, 2011, we raised $11,578 from financing activities consisting of the issuance of common stock, net of issuance costs.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELLULAR, INC.


By: /s/ Nir Eliyahu
    -------------------------------------------
    Nir Eliyahu
    President, Chief Executive Officer, Chief
    Financial Officer, Director (Principal
    Executive Officer, Principal Financial
    Officer, Principal Accounting Officer)
    November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
    -------------------------------------------
    Nir Eliyahu
    President, Chief Executive Officer, Chief
    Financial Officer, Director (Principal
    Executive Officer, Principal Financial
    Officer, Principal Accounting Officer)
    November 14, 2011