Form 10-Q
period 2011-12-31
Advanced Cellular, Inc.
filed 2012-02-09
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended December 31, 2011

                                       or

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 14,000,000 shares of common stock outstanding as of January 31, 2012.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

     Balance Sheets as of December 31, 2011(Unaudited) and June 30, 2011       3

     Statements of Operations for the Three and Six Months Ended
     December 31, 2011 and 2010 and for the period from May 4, 2010
     (Inception) through December 31, 2011 (Unaudited)                         4

     Statement of Stockholders' Equity for the Three Months Ended
     December 31, 2011, and for the periods from May 4, 2010 (Inception)
     through December 31, 2011 (Unaudited)                                     5

     Statements of Cash Flows for the Six Months Ended December 31, 2011
     and 2010, and for the period from May 4, 2010 (Inception) through
     December 31, 2011 (Unaudited)                                             6

     Notes to the Financial Statements (Unaudited)                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                        13

ITEM 4.  REMOVED AND RESERVED                                                 13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS                                                             13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   December 31,        June 30,
                                                                      2011               2011
                                                                    --------           --------
                                                                  (Unaudited)          (Audited)
                                     ASSETS

Current Assets:
  Cash                                                              $ 13,361           $ 18,309
  Inventory                                                               --              6,783
                                                                    --------           --------
      Total current assets                                            13,361             25,092
                                                                    --------           --------

      Total assets                                                  $ 13,361           $ 25,092
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $    556           $  8,513
  Loan payable - stockholder                                           4,908                 --
                                                                    --------           --------
      Total current liabilities                                        5,464              8,513
                                                                    --------           --------

      Total liabilities                                                5,464              8,513
                                                                    --------           --------
Stockholders' Equity:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                    --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 and 10,000,000 shares
   issued and outstanding, respectively                                1,400              1,000
  Additional paid in capital                                          49,850             19,000
  Subscribed stock not issued                                             --             19,672
  Deficit accumulated during the development stage                   (43,353)           (23,093)
                                                                    --------           --------
      Total stockholders' equity                                       7,897             16,579
                                                                    --------           --------

      Total liabilities and stockholders' equity                    $ 13,361           $ 25,092
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                        Three Months Ended                   Six Months Ended              May 4, 2010
                                           December 31,                        December 31,              (Inception) to
                                  ------------------------------      ------------------------------       December 31,
                                      2011              2010              2011              2010              2011
                                  ------------      ------------      ------------      ------------      ------------
Revenue                           $         --      $         --      $         --      $         --      $         --

Expenses:
  Organization costs                        --                --                --                --               662
  General and administrative             3,026             1,090            20,259             2,676            42,691
                                  ------------      ------------      ------------      ------------      ------------
     Total expenses                      3,026             1,090            20,259             2,676            43,353

Loss before income taxes                (3,026)           (1,090)          (20,259)           (2,676)          (43,353)

Provision for Income Taxes                  --                --                --                --                --
                                  ------------      ------------      ------------      ------------      ------------

Net Loss                          $     (3,026)     $     (1,090)     $    (20,259)     $     (2,676)     $    (43,353)
                                  ============      ============      ============      ============      ============
Basic and Diluted
  Loss per Common Share                      a                 a                 a                 a
                                  ============      ============      ============      ============
Weighted Average umber of
 Common Shares Outstanding          14,000,000        10,000,000        13,260,870        10,000,000
                                  ============      ============      ============      ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                         Common Stock            Additional     Subscribed     During the         Total
                                    ----------------------         Paid in        Stock        Development     Stockholders'
                                    Shares          Amount         Capital      Not Issued        Stage           Equity
                                    ------          ------         -------      ----------        -----           ------
INCEPTION MAY 4, 2010                     --      $       --     $       --     $       --      $       --      $       --
                                  ----------      ----------     ----------     ----------      ----------      ----------
Common stock issued to directors
 for cash ($0.002 per share)      10,000,000           1,000         19,000             --              --          20,000

Net loss for the period                   --              --             --             --            (662)           (662)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2010             10,000,000           1,000         19,000             --            (662)         19,338
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (1,586)         (1,586)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE SEPTEMBER 30, 2010        10,000,000           1,000         19,000             --          (2,248)         17,752
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (1,090)         (1,090)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE DECEMBER 31, 2010         10,000,000           1,000         19,000             --          (3,338)         16,662
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (7,218)         (7,218)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE MARCH 31, 2011            10,000,000           1,000         19,000             --         (10,556)          9,444
                                  ----------      ----------     ----------     ----------      ----------      ----------
Common stock subscribed for
 cash ($0.01 per share), net
 of issuance costs                        --              --             --         19,672              --          19,672

Net loss for the period                   --              --             --             --         (12,537)        (12,537)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2011             10,000,000           1,000         19,000         19,672         (23,093)         16,579
                                  ----------      ----------     ----------     ----------      ----------      ----------
Issuance of subscribed stock       2,000,000             200         19,472        (19,672)             --              --

Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                    2,000,000             200         11,378             --              --          11,578

Net loss for the period                   --              --             --             --         (17,234)        (17,234)
                                  ----------      ----------     ----------     ----------      ----------      ----------

BALANCE SEPTEMBER 30, 2011        14,000,000           1,400         49,850             --         (40,327)         10,923

Net loss for the period                   --              --             --             --          (3,026)         (3,026)
                                  ----------      ----------     ----------     ----------      ----------      ----------

BALANCE DECEMBER 31, 2011         14,000,000      $    1,400     $   49,850     $       --      $  (43,353)     $    7,897
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the
                                                                                                       Period From
                                                                        Six Months Ended               May 4, 2010
                                                                          December 31,               (Inception) to
                                                                  ---------------------------         December 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                        $(20,259)          $ (2,676)          $(43,353)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Write-down of inventory                                         6,783                 --                 --
     Increase (decrease) in accounts payable                        (7,958)             1,320                556
                                                                  --------           --------           --------
          Net cash used by operating activities                    (21,434)            (1,356)           (42,797)
                                                                  --------           --------           --------
INVESTING ACTIVITIES
          Net cash used by investing activities                         --                 --                 --
                                                                  --------           --------           --------
FINANCING ACTIVITIES
  Net advances (repayment) of loans - director                       4,908               (682)             4,908
  Payment of deferred offering costs                                    --             (8,370)                --
  Proceeds from issuance of common stock                            11,578                 --             51,250
                                                                  --------           --------           --------
          Net cash provided by (used in) financing activities       16,486             (9,052)            56,158
                                                                  --------           --------           --------

Net Increase (Decrease) in Cash                                     (4,948)           (10,408)            13,361

Cash, Beginning of Period                                           18,309             20,020                 --
                                                                  --------           --------           --------

Cash, End of Period                                               $ 13,361           $  9,612           $ 13,361
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of December 31, 2011 is $43,353 and will expire 20 years from the date the losses were incurred.

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

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2011, the Company's sole officer and director advanced $4,908 to the Company for travel and administrative expenses.

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to December 31, 2011 of $43,353. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We    have    launched    2    websites,     our     corporate     website    at
http://advancedcellularinc.com/ and an ecommerce complementary website for cellular network operators at http://advancedcellularinconline.com/.

As of December 31, 2011, our company has $13,361 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

During the three months ended December 31, 2011, we incurred operating expenses of $3,026. Our operating expenses for the three months ended December 31, 2011 included accounting fees of $2,800, $100 of consulting fees related to our SEC filings, stock transfer agent fees of $80, and and other general and administrative expenses of $46.

During the three months ended December 31, 2010, we incurred operating expenses of $1,090, which included consulting fees of $1,070 and other general and administrative expenses of $20.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

During the six months ended December 31, 2011, we incurred operating expenses of $20,259. Our operating expenses for the six months ended December 31, 2011 included a write-down of inventory in the amount of $6,783, accounting fees of $6,800, travel expenses of $5,000, $1,090 of consulting fees related to our SEC filings, and other general and administrative expenses of $586.

During the six months ended December 31, 2010, we incurred operating expenses of $2,676, consisting of primarily of a management fee of $1,000 paid to our chief executive officer, $1,070 of research and consulting fees and $444 of professional fees related to filings with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2011, we had cash of $13,361 representing a net decrease in cash of $2,946 since September 30, 2011.

During the three months ended December 31, 2011, we used $2,946 of cash in operations for the operating expenses described above, in addition to an $80 increase in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Advanced Cellular, Inc.


By: /s/ Nir Eliyahu
   -----------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
   -----------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   February 9, 2012