Form 10-Q
period 2012-03-31
Advanced Cellular, Inc.
filed 2012-05-14
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 14,000,000 shares of common stock outstanding as of April 30, 2012.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

     Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011        3

     Statements of Operations for the Three and Nine Months Ended
     March 31, 2012 and 2011 and for the period from May 4, 2010
     (Inception) through March 31, 2012 (Unaudited)                           4

     Statement of Stockholders' Equity for the Three Months Ended
     March 31, 2012, and for the periods from May 4, 2010 (Inception)
     through March 31, 2012 (Unaudited)                                       5

     Statements of Cash Flows for the Nine Months Ended March 31, 2012
     and 2011, and for the period from May 4, 2010 (Inception) through
     March 31, 2012 (Unaudited)                                               6

     Notes to the Financial Statements (Unaudited)                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           12

ITEM 4.  CONTROLS AND PROCEDURES                                             12

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                       13

ITEM 4.  MINE SAFETY DISCLOSURES                                             13

ITEM 5.  OTHER INFORMATION                                                   13

ITEM 6.  EXHIBITS                                                            13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    March 31, 2012      June 30, 2011
                                                                    --------------      -------------
                                                                     (Unaudited)          (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                 $ 12,800           $ 18,309
  Inventory                                                                  --              6,783
                                                                       --------           --------
      Total current assets                                               12,800             25,092
                                                                       --------           --------

      Total assets                                                     $ 12,800           $ 25,092
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $  3,435           $  8,513
  Loan payable - stockholder                                              4,908                 --
                                                                       --------           --------
      Total current liabilities                                           8,343              8,513
                                                                       --------           --------

      Total liabilities                                                   8,343              8,513
                                                                       --------           --------
Stockholders' Equity:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                       --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 and 10,000,000 shares issued
   and outstanding, respectively                                          1,400              1,000
  Additional paid in capital                                             49,850             19,000
  Subscribed stock not issued                                                --             19,672
  Deficit accumulated during the development stage                      (46,793)           (23,093)
                                                                       --------           --------
      Total stockholders' equity                                          4,457             16,579
                                                                       --------           --------

      Total liabilities and stockholders' equity                       $ 12,800           $ 25,092
                                                                       ========           ========

   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             Cumulative
                                          Three Months Ended                  Nine Months Ended              May 4, 2010
                                              March 31,                           March 31,                (Inception) to
                                 --------------------------------      -------------------------------        March 31,
                                      2012               2011              2012               2011              2012
                                  ------------       ------------      ------------       ------------      ------------
Revenue                           $         --       $         --      $         --       $         --      $         --
                                  ------------       ------------      ------------       ------------      ------------
Expenses:
  Organization costs                        --                 --                --                 --               662
  General and administrative             3,440              7,218            23,699              9,894            46,131
                                  ------------       ------------      ------------       ------------      ------------
      Total expenses                     3,440              7,218            23,699              9,894            46,793
                                  ------------       ------------      ------------       ------------      ------------

Loss before income taxes                (3,440)            (7,218)          (23,699)            (9,894)          (46,793)

Provision for Income Taxes                  --                 --                --                 --                --
                                  ------------       ------------      ------------       ------------      ------------

Net Loss                          $     (3,440)      $     (7,218)     $    (23,699)      $     (9,894)     $    (46,793)
                                  ============       ============      ============       ============      ============
Basic and Diluted
  Loss per Common Share                      a                  a                 a                  a
                                  ============       ============      ============       ============
Weighted Average umber of
 Common Shares Outstanding          14,000,000         10,000,000        13,260,870         10,000,000
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                         Common Stock            Additional     Subscribed     During the         Total
                                    ----------------------         Paid in        Stock        Development     Stockholders'
                                    Shares          Amount         Capital      Not Issued        Stage           Equity
                                    ------          ------         -------      ----------        -----           ------
INCEPTION MAY 4, 2010                     --      $       --     $       --     $       --      $       --      $       --
                                  ----------      ----------     ----------     ----------      ----------      ----------
Common stock issued to directors
 for cash ($0.002 per share)      10,000,000           1,000         19,000             --              --          20,000

Net loss for the period                   --              --             --             --            (662)           (662)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2010             10,000,000           1,000         19,000             --            (662)         19,338
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (1,586)         (1,586)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE SEPTEMBER 30, 2010        10,000,000           1,000         19,000             --          (2,248)         17,752
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (1,090)         (1,090)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE DECEMBER 31, 2010         10,000,000           1,000         19,000             --          (3,338)         16,662
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (7,218)         (7,218)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE MARCH 31, 2011            10,000,000           1,000         19,000             --         (10,556)          9,444
                                  ----------      ----------     ----------     ----------      ----------      ----------
Common stock subscribed for
 cash ($0.01 per share), net
 of issuance costs                        --              --             --         19,672              --          19,672

Net loss for the period                   --              --             --             --         (12,537)        (12,537)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE JUNE 30, 2011             10,000,000           1,000         19,000         19,672         (23,093)         16,579
                                  ----------      ----------     ----------     ----------      ----------      ----------
Issuance of subscribed stock       2,000,000             200         19,472        (19,672)             --              --
Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                    2,000,000             200         11,378             --              --          11,578

Net loss for the period                   --              --             --             --         (17,234)        (17,234)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE SEPTEMBER 30, 2011        14,000,000           1,400         49,850             --         (40,327)         10,923

Net loss for the period                   --              --             --             --          (3,026)         (3,026)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE DECEMBER 31, 2011         14,000,000      $    1,400     $   49,850     $       --      $  (43,353)     $    7,897
                                  ----------      ----------     ----------     ----------      ----------      ----------
Net loss for the period                   --              --             --             --          (3,440)         (3,440)
                                  ----------      ----------     ----------     ----------      ----------      ----------
BALANCE MARCH 31, 2012            14,000,000      $    1,400     $   49,850     $       --      $  (46,793)     $    4,457
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the Period
                                                                                                    From May 4, 2010
                                                                   Nine Months Ended March 31,       (Inception) to
                                                                   ---------------------------           March 31,
                                                                     2012               2011               2012
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                         $(23,699)          $ (9,894)          $(46,793)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Write-down of inventory                                          6,783                 --                 --
     Increase (decrease) in accounts payable                         (5,079)             3,868              3,435
                                                                   --------           --------           --------
          Net cash used by operating activities                     (21,995)            (6,026)           (43,358)
                                                                   --------           --------           --------
INVESTING ACTIVITIES
          Net cash used by investing activities                          --                 --                 --
                                                                   --------           --------           --------
FINANCING ACTIVITIES
  Net advances (repayment) of loans - director                        4,908               (682)             4,908
  Payment of deferred offering costs                                     --             (8,370)                --
  Proceeds from issuance of common stock                             11,578                 --             51,250
                                                                   --------           --------           --------
          Net cash provided by (used in) financing activities        16,486             (9,052)            56,158
                                                                   --------           --------           --------

Net Increase (Decrease) in Cash                                      (5,509)           (15,078)            12,800

Cash, Beginning of Period                                            18,309             20,020                 --
                                                                   --------           --------           --------

Cash, End of Period                                                $ 12,800           $  4,942           $ 12,800
                                                                   ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

INVENTORIES

Inventories are stated at the lower of cost or fair value, where cost is determined by using the first-in, first-out method. The Company provides an allowance for slow moving and obsolete inventory, whereby it reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence. During the nine months ended March 31, 2012, the Company determined that it would not likely be able to generate revenue from the sale of its inventory. Accordingly, the Company has written-off its inventory and recognized a charge of $6,783, which is included in general and administrative expenses on the statement of operations.

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

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through March 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of March 31, 2012 is $46,793 and will expire 20 years from the date the losses were incurred.

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

NOTE 6. RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2012, the Company's sole officer and director advanced $4,908 to the Company for travel and administrative expenses.

The Company paid management fees of $3,000 to its sole executive officer during the nine months ended March 31, 2011.

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to March 31, 2012 of $46,793. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2012, our company has $12,800 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 AND 2011

During the three months ended March 31, 2012, we incurred operating expenses of $3,440. Our operating expenses for the three months ended March 31, 2012 included accounting fees of $2,800, $280 of fees related to our SEC filings, stock transfer agent fees of $350, and and other general and administrative expenses of $6.

During the three months ended March 31, 2011, we incurred operating expenses of $7,218, which included accounting fees of $2,988, management fees of $2,000 paid to our chief executive officer, $1,500 of consulting fees related to our SEC filings, and stock transfer agent fees of $376.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2012 AND 2011

During the nine months ended March 31, 2012, we incurred operating expenses of $23,699. Our operating expenses for the nine months ended March 31, 2012 included a write-down of inventory in the amount of $6,783, accounting fees of $9,600, travel expenses of $5,000, $1,290 of consulting fees related to our SEC filings, and other general and administrative expenses of $1,026.

During the nine months ended March 31, 2011, we incurred operating expenses of $9,894, consisting of accounting fees of $2,988, management fees of $3,000 paid to our chief executive officer, $3,095 of fees related to our SEC filings, stock transfer agent fees of $376, and $435 of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2012, we had cash of $12,800 representing a net decrease in cash of $5,509 since June 30, 2011.

During the nine months ended March 31, 2012, we used $21,995 of cash in operations for the operating expenses described above, in addition to a $5,079 reduction in accounts payable, offset by a non-cash write-off of inventory totaling $6,783.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

ADVANCED CELLULAR, INC.


By: /s/ Nir Eliyahu
   ---------------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
   ---------------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   May 14, 2012