Form 10-K
period 2012-06-30
Advanced Cellular, Inc.
filed 2012-07-24
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of July 24, 2012 there were 14,000,000 shares of our common stock issued and outstanding.

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

                                TABLE OF CONTENTS

PART I

ITEM 1.   Business                                                             4

ITEM 1A.  Risk Factors                                                         7

ITEM 1B.  Unresolved Staff Comments                                           13

ITEM 2.   Properties                                                          13

ITEM 3.   Legal Proceedings                                                   14

ITEM 4.   Mine Safety Disclosures                                             14

Part II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14

ITEM 6.   Selected Financial Data                                             14

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk          19

ITEM 8.   Financial Statements and Supplementary Data                         20

ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            29

ITEM 9A.  Controls and Procedures                                             29

ITEM 9B.  Other Information                                                   30

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance             30

ITEM 11.  Executive Compensation                                              31

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     32

ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        33

ITEM 14.  Principal Accounting Fees and Services                              33

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules                             34

          Signatures                                                          35

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

We have incurred net losses totaling $55,426 from our inception on May 4, 2010 to June 30, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

OUR SOLE DIRECTOR/OFFICER OWNS 71% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, AND MAY BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

Our Sole Director/officer presently owns 71% of our outstanding common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

HOLDERS

On July 24, 2012 there were 34 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended June 30, 2012 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

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

RESULTS OF OPERATIONS

During the period from May 4, 2010 (date of inception) through June 30, 2012, we have incurred net losses totaling of $55,426. During the years ended June 30, 2012 and 2011, the Company has incurred losses of $32,333 and $22,431, respectively.

COMPARISON OF THE YEARS ENDED JUNE 30, 2012 AND 2011

Management Fees: During the year ended June 30, 2011, the Company paid $3,000 of management fees to its President and Director. We incurred no such costs during the year ended June 30, 2012.

Software and Research and Development: During the year ended June 30, 2011, the Company paid $2,220 of software development and consulting fees to third parties. We incurred no such costs during the year ended June 30, 2012.

Financial Reporting: During the year ended June 30, 2012, the Company incurred $18,530 of costs related to meeting its obligations of a public company, including the preparation of financial statements and SEC filings, and related audit services. During the year ended June 30, 2011, the Company incurred $7,940 of costs related to meeting its obligations of a public company, including the preparation of financial statements and SEC filings, and related audit services.

Inventory Write-down: During the year ended June 30, 2012, the Company wrote down inventory in the amount of $6,783. No such write-down occurred during the year ended June 30, 2011.

Website Development: During the year ended June 30, 2011, the Company incurred $746 of website development costs. We incurred no such costs during the year ended June 30, 2012.

Travel Expenses: During the year ended June 30, 2012 and 2011, the Company incurred $5,000 and $4,908, respectively, of travel expenses.

Other General and Administrative Expense: During the year ended June 30, 2012, the Company incurred $1,882 of other general administrative expenses.

REVENUES

We had no revenues for the period from May 4, 2010 (date of inception) through June 30, 2012. We believe that we will be able to commence the marketing of our proposed system immediately following the public launch of our completed product. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company that only recently commenced with its business operations, there is a limited historical basis for liquidity comparison and analysis.

Through June 30, 2012, we have raised a total of $51,250 from the sale of 14,000,000 shares of our common stock. The Company's sole Director/officer advanced a total of $682 for organizational costs, which was repaid full, and $4,978 for working capital purposes, which remains unpaid as of June 30, 2012. As of June 30, 2012 we had cash on hand of $4,707. Until such time as we are successful in raising additional capital, assuming we are able to do so, we will utilize our existing cash to maintain existing operations and meet our SEC filing obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             Advanced Cellular, Inc.
                          (A Development Stage Company)
                             June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm                       21

Balance Sheets as of June 30, 2012 and 2011                                   22

Statements of Operations for the Years Ended June 30, 2012 and 2011 and
for the period from May 4, 2010 (Inception) through June 30, 2012             23

Statements of Stockholders' Equity (Deficit) for the Years Ended
June 30, 2012 and 2011 and for the period from May 4, 2010 (Inception)
through June 30, 2012                                                         24

Statements of Cash Flows for the Years Ended June 30, 2012 and 2011 and
for the period from May 4, 2010 (Inception) through June 30, 2012             25

Notes to the Financial Statements                                             26

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Advanced Cellular, Inc.:

We have audited the accompanying balance sheets of Advanced Cellular, Inc. (a Nevada corporation in the development stage) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (May 4, 2010) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cellular, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (May 4, 2010) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
---------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
July 17, 2012

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      June 30, 2012      June 30, 2011
                                                                      -------------      -------------
                                     ASSETS

Current Assets:
  Cash                                                                   $  4,707           $ 18,309
  Inventory                                                                    --              6,783
  Prepaid expense                                                           1,200                 --
                                                                         --------           --------
      Total current assets                                                  5,907             25,092
                                                                         --------           --------

      Total assets                                                       $  5,907           $ 25,092
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                       $  5,105           $  3,535
  Loan payable stockholder                                                  4,978              4,978
                                                                         --------           --------
      Total current liabilities                                            10,083              8,513
                                                                         --------           --------

      Total liabilities                                                    10,083              8,513
                                                                         --------           --------
Stockholders' Equity (Deficit):
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                         --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 and 10,000,000 shares issued
   and outstanding, respectively                                            1,400              1,000
  Additional paid in capital                                               49,850             19,000
  Subscribed stock not issued                                                  --             19,672
  Deficit accumulated during the development stage                        (55,426)           (23,093)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                 (4,176)            16,579
                                                                         --------           --------

      Total liabilities and stockholders' equity (deficit)               $  5,907           $ 25,092
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMETNS OF OPERATIONS

                                                                                     Period From
                                                                                     May 4, 2010
                                                  Year Ended                       (Inception) to
                                      June 30, 2012          June 30, 2011          June 30, 2012
                                      -------------          -------------          -------------
Revenue                               $         --           $         --           $         --

Expenses:
  Organization cost                             --                     --                    662
  General and administrative                32,333                 22,431                 54,764
                                      ------------           ------------           ------------
      Total expenses                        32,333                 22,431                 55,426

Loss before income taxes                   (32,333)               (22,431)               (55,426)

Provision for Income Taxes                      --                     --                     --
                                      ------------           ------------           ------------

Net Loss                              $    (32,333)          $    (22,431)          $    (55,426)
                                      ============           ============           ============
Basic and Diluted
 Loss per Common Share                           a                      a
                                      ============           ============
Weighted Average Number of
 Common Shares                          13,638,356             10,000,000
                                      ============           ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                               Deficit
                                                                                             Accumulated
                                           Common Stock           Additional   Subscribed    During the         Total
                                       ---------------------       Paid in      Stock Not    Development    Stockholder's
                                       Shares         Amount       Capital       Issued         Stage          Equity
                                       ------         ------       -------       ------         -----          ------
INCEPTION MAY 4, 2010                        --     $       --   $       --    $       --     $       --     $       --

Common stock issued  to directors
 for cash ($0.002 per share)         10,000,000          1,000       19,000            --             --         20,000

Net loss for the period                      --             --           --            --           (662)          (662)
                                     ----------     ----------   ----------    ----------     ----------     ----------
BALANCE JUNE 30, 2010                10,000,000          1,000       19,000            --           (662)        19,338

Common stock subscribed for cash
 ($0.01 per share), net of
 issuance costs                              --             --           --        19,672             --         19,672

Net loss for the period                      --             --           --            --        (22,431)       (22,431)
                                     ----------     ----------   ----------    ----------     ----------     ----------
BALANCE JUNE 30, 2011                10,000,000          1,000       19,000        19,672        (23,093)        16,579

Issuance of subscribed stock          2,000,000            200       19,472       (19,672)            --             --

Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                       2,000,000            200       11,378            --             --         11,578

Net loss for the period                      --             --           --            --        (32,333)       (32,333)
                                     ----------     ----------   ----------    ----------     ----------     ----------

BALANCE JUNE 30, 2012                14,000,000     $    1,400   $   49,850    $       --     $  (55,426)    $   (4,176)
                                     ==========     ==========   ==========    ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS

                                                                                             Period From
                                                                                             May 4, 2010
                                                                 Year Ended                (Inception) to
                                                      June 30, 2012      June 30, 2011      June 30, 2012
                                                      -------------      -------------      -------------
OPERATING ACTIVITIES
  Net loss                                               $(32,333)          $(22,431)          $(55,426)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Write down of inventory                                6,783                 --                 --
     Increase in inventory                                     --             (6,783)                --
     Increase in prepaid expense                           (1,200)                --             (1,200)
     Increase (decrease) in accounts payable                1,570              3,535              5,105
                                                         --------           --------           --------
          Net cash used in operating activities           (25,180)           (25,679)           (51,521)
                                                         --------           --------           --------
INVESTING ACTIVITIES
          Net cash used by investing activities                --                 --
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director                --              4,296              4,978
  Proceeds from the sale of common stock                   11,578             19,672             51,250
                                                         --------           --------           --------
          Net cash provided by financing activities        11,578             23,968             56,228
                                                         --------           --------           --------

Net Increase (Decrease) in Cash                           (13,602)            (1,711)             4,707

Cash, Beginning of Period                                  18,309             20,020                 --
                                                         --------           --------           --------

Cash, End of Period                                      $  4,707           $ 18,309           $  4,707
                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Income taxes                                           $     --           $     --
                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2012 AND 2011


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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company's tax years since inception remain subject to examination by Federal and state jurisdictions. The Company did not identify any uncertain tax positions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of June 30, 2012 and 2011, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of June 30, 2012, the Company has yet to incur software development costs requiring capitalization.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $55,426 and will expire 20 years from the date the loss was incurred.

As of June 30, 2012, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 34%)                          $ 18,845
Less: valuation allowance                                               (18,845)
                                                                       --------
Net deferred tax asset                                                 $     --
                                                                       ========

NOTE 4. STOCKHOLDER'S EQUITY

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2011, the Company's sole officer and director advanced $4,908 to the Company for travel and administrative expenses. These advances are non-interest bearing and due on demand.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (May 4, 2010) through June 30, 2012 totaling $55,426. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

In May 2010 the Company's Director advanced a total of $682 for organizational costs. The advance has been repaid in full. During the year ended June 30, 2012, the Company's Director advanced $4,978 for working capital purposes, all of which remains unpaid.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock,
(b) each of our Directors and executive officers, and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 14,000,000 shares of our common stock outstanding as of June 30, 2012.

Title        Name  and Address of        Amount and Nature of       Percent of
of Class       Beneficial Owner        Beneficial Ownership (1)     Class (1)(2)
--------       ----------------        ------------------------     ------------

Common       Nir Eliyahu                    10,000,000                  71%
             c/o Eastbiz.com Inc.
             Suite 17 - 5348 Vegas Dr.
             Las Vegas NV 89108
             USA

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.
(2) The percent of class is based on the total number of shares outstanding of 14,000,000 as of June 30, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended June 30, 2012 and 2011 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2012 and 2011 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                 2012             2011
                                                -------          -------

          Audit Fees and Audit Related Fees     $ 7,900          $ 7,900
          Tax Fees                                   --               --
          All Other Fees                             --               --
                                                -------          -------
          TOTAL                                 $ 7,900          $ 7,900
                                                =======          =======

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

                                        ADVANCED CELLULAR, INC.


Date: July 24, 2012                     By: /s/ Nir Eliyahu
                                            ------------------------------------
                                            Nir Eliyahu,
                                            President and Director
                                            (Principal Executive Officer)