Form 10-Q
period 2012-09-30
Advanced Cellular, Inc.
filed 2012-11-01
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2012

                                       or

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

                                Tel: 866-824-2112
                             Fax: +1 (888) 353-8842
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 14,000,000 shares of common stock outstanding as of October 4, 2012.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

     Balance Sheets as of September 30, 2012 (Unaudited) and June 30,
     2012                                                                     3

     Statements of Operations for the Three Months Ended September 30,
     2012 and 2011 and for the period from May 4, 2010 (Inception)
     through September 30, 2012 (Unaudited)                                   4

     Statements of Cash Flows for the Three Months Ended September 30,
     2012 and 2011, and for the period from May 4, 2010 (Inception)
     through September 30, 2012 (Unaudited)                                   5

     Statement of Stockholders' Deficit for the Three Months Ended
     September 30, 2012, and for the periods from May 4, 2010
     (Inception) through September 30, 2012 (Unaudited)                       6

     Notes to the Financial Statements (Unaudited)                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           13

ITEM 4.  CONTROLS AND PROCEDURES                                             13

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         14

ITEM 3.  DEFAULTS IN SENIOR SECURITIES                                       14

ITEM 4.  MINE SAFETY DISCLOSURES                                             14

ITEM 5.  OTHER INFORMATION                                                   14

ITEM 6.  EXHIBITS                                                            14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 September 30, 2012      June 30, 2012
                                                                 ------------------      -------------
                                                                     (Unaudited)           (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                $  2,900             $  4,707
  Prepaid expense                                                           --                1,200
                                                                      --------             --------
      Total current assets                                               2,900                5,907
                                                                      --------             --------

      Total assets                                                    $  2,900             $  5,907
                                                                      ========             ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                    $  6,470             $ 65,175
  Loans payable - director                                               4,908                4,908
                                                                      --------             --------
      Total current liabilities                                         11,378               10,083
                                                                      --------             --------

      Total liabilities                                                 11,378               10,083
                                                                      --------             --------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                      --                   --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 shares issued and outstanding           1,400                1,400
  Additional paid in capital                                            49,850               49,850
  Deficit accumulated during the development stage                     (59,728)             (55,426)
                                                                      --------             --------
      Total stockholders' deficit                                       (8,478)              (4,176)
                                                                      --------             --------

      Total liabilities and stockholders' deficit                     $  2,900             $  5,907
                                                                      ========             ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                    May 4, 2010
                                   Three Months Ended     Three Months Ended       (Inception) to
                                   September 30, 2012     September 30, 2011     September 30, 2012
                                   ------------------     ------------------     ------------------
Revenue                               $         --           $         --           $         --
                                      ------------           ------------           ------------
Expenses:
  Organization costs                            --                     --                    662
  General and administrative                 4,302                 17,233                 59,066
                                      ------------           ------------           ------------
      Total expenses                         4,302                 17,233                 59,728
                                      ------------           ------------           ------------

Loss before income taxes                    (4,302)               (17,233)               (59,728)

Provision for Income Taxes                      --                     --                     --
                                      ------------           ------------           ------------

Net Loss                              $     (4,302)          $    (17,233)          $    (59,728)
                                      ============           ============           ============
Basic and Diluted
  Loss per Common Share                          a                      a
                                      ============           ============
Weighted Average number of
 Common Shares Outstanding              14,000,000             12,521,739
                                      ============           ============

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                               Deficit
                                                                                             Accumulated
                                           Common Stock           Additional   Subscribed    During the         Total
                                       ---------------------       Paid in      Stock Not    Development    Stockholder's
                                       Shares         Amount       Capital       Issued         Stage          Deficit
                                       ------         ------       -------       ------         -----          -------
INCEPTION MAY 4, 2010                        --      $    --      $    --       $     --      $     --        $     --

Common stock issued  to directors
 for cash ($0.002 per share)         10,000,000        1,000       19,000             --            --          20,000

Net loss for the period                      --           --           --             --          (662)           (662)
                                     ----------      -------      -------       --------      --------        --------
BALANCE JUNE 30, 2010                10,000,000        1,000       19,000             --          (662)         19,338

Net loss for the period                      --           --           --             --        (1,586)         (1,586)
                                     ----------      -------      -------       --------      --------        --------
BALANCE SEPTEMBER 30, 2010           10,000,000        1,000       19,000             --        (2,248)         17,752

Net loss for the period                      --           --           --             --        (1,090)         (1,090)
                                     ----------      -------      -------       --------      --------        --------
BALANCE DECEMBER 31, 2010            10,000,000        1,000       19,000             --        (3,338)         16,662

Net loss for the period                      --           --           --             --        (7,218)         (7,218)
                                     ----------      -------      -------       --------      --------        --------
BALANCE MARCH 31, 2011               10,000,000        1,000       19,000             --       (10,556)          9,444

Common stock subscribed for
cash ($0.01 per share), net
 of issuance costs                           --           --           --         19,672            --          19,672

Net loss for the period                      --           --           --             --       (12,537)        (12,537)
                                     ----------      -------      -------       --------      --------        --------
BALANCE JUNE 30, 2011                10,000,000        1,000       19,000         19,672       (23,093)         16,579

Issuance of subscribed stock          2,000,000          200       19,472        (19,672)           --              --

Common stock issued for
 cash ($0.01 per share), net
 of issuance costs                    2,000,000          200       11,378             --            --          11,578

Net loss for the period                      --           --           --             --       (32,333)        (32,333)
                                     ----------      -------      -------       --------      --------        --------
BALANCE JUNE 30, 2012                14,000,000        1,400       49,850             --       (55,426)         (4,176)

Net loss for the period                      --           --           --             --        (4,302)         (4,302)
                                     ----------      -------      -------       --------      --------        --------

BALANCE SEPTEMBER 30, 2012           14,000,000      $ 1,400      $49,850       $     --      $(59,728)       $ (8,478)
                                     ==========      =======      =======       ========      ========        ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the Period
                                                                Three Months Ended                 From May 4, 2010
                                                    -----------------------------------------       (Inception) to
                                                    September 30, 2012     September 30, 2011     September 30, 2012
                                                    ------------------     ------------------     ------------------
OPERATING ACTIVITIES
  Net loss                                              $ (4,302)              $(17,233)              $(59,728)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Write-down of inventory                                  --                  6,783                     --
     Decrease in prepaid expenses                          1,200                     --                     --
     Increase (decrease) in accounts payable               1,295                 (3,130)                 6,470
                                                        --------               --------               --------
          Net cash used by operating activities           (1,807)               (13,580)               (53,258)
                                                        --------               --------               --------
INVESTING ACTIVITIES
          Net cash used by investing activities               --                     --                     --
                                                        --------               --------               --------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director               --                     --                  4,908
  Proceeds from the sale of common stock                      --                 11,578                 51,250
                                                        --------               --------               --------
          Net cash provided by financing activities           --                 11,578                 56,158
                                                        --------               --------               --------

Net Increase (Decrease) in Cash                           (1,807)                (2,002)                 2,900

Cash, Beginning of Period                                  4,707                 18,309                     --
                                                        --------               --------               --------

Cash, End of Period                                     $  2,900               $ 16,307               $  2,900
                                                        ========               ========               ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $     --               $     --               $     --
                                                        ========               ========               ========
  Income taxes                                          $     --               $     --               $     --
                                                        ========               ========               ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012


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

The financial information as of June 30, 2012 is derived from the audited financial statements presented in the Company's Form 10-K filed with SEC on July 24, 2012. The unaudited condensed interim financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of September 30, 2012 and 2011, the Company had no accrued interest or penalties.

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of September 30, 2012 is $59,728 and will expire 20 years from the date the losses were incurred.

As of September 30, 2012, deferred tax assets consisted of the following:

     Net operating losses (estimated tax rate 34%)               $ 20,308
     Less: valuation allowance                                    (20,308)
                                                                 --------
     Net deferred tax asset                                      $     --
                                                                 ========

NOTE 5. STOCKHOLDER'S DEFICIT

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

The Company has paid management fees of $3,000 to its sole executive officer during the year ended June 30, 2012. No such amounts were paid during the three months ended September 30, 2012 and 2011.

During the year ended June 30, 2011, the Company's sole officer and director advanced $4,908 to the Company for travel and administrative expenses. These advances are non-interest bearing and due on demand.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to September 30, 2012 of $59,728. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Advanced Cellular, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Company" in
Part I, Item 1A, "Risk Factors" in our Form 10-K filed for the year ended June 30, 2012 with the SEC on July 24 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

We are established for the purpose of developing and commercializing a performance management system for use by cellular operators. We have named our system AdvancedPM.

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

Once developed, we expect AdvancedPM to provide radio access network status management, performance analysis and support the following capabilities: o Monitor real-time system performance and not only the element status.

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

As of September 30, 2012, our company has $2,900 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

During the three months ended September 30, 2012, we incurred operating expenses of $4,302. Our operating expenses for the three months ended September 30, 2012 included accounting and audit fees of $4,000, $245 of filing fees related to our SEC filings, and stock transfer agent fees of $50.

During the three months ended September 30, 2011, we incurred operating expenses of $17,233. Our operating expenses for the three months ended September 30, 2011 included a write-down of inventory in the amount of $6,783, accounting and audit fees of $4,000, travel expenses of $5,000, $990 of filing fees related to our SEC filings, and stock transfer agent fees of $150.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2012, we had cash of $2,900 representing a net decrease in cash of $1,807 since June 30, 2012.

During the three months ended September 30, 2012, we used $1,807 of cash in operations for the operating expenses described above, offset by a $1,295 increase in accounts payable and a $1,200 decrease in prepaid expense.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

ADVANCED CELLULAR, INC.


By: /s/ Nir Eliyahu
   ---------------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   October 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Nir Eliyahu
   ---------------------------------------
   Nir Eliyahu
   President, Chief Executive Officer,
   Chief Financial Officer, Director
   (Principal Executive Officer,
   Principal Financial Officer,
   Principal Accounting Officer)
   October 31, 2012