Form 10-Q
period 2012-12-31
Advanced Cellular, Inc.
filed 2013-02-13
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For quarterly period ended December 31, 2012

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-54222

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) [X] Yes [ ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated  filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

The issuer has 14,000,000 shares of common stock outstanding as of February 13, 2013.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 2012 (Unaudited) and
         June 30, 2012                                                         3

         Statements of Operations for the Three and Six Months Ended
         December 31, 2012 and 2011 and for the period from May 4, 2010
         (Inception) through December 31, 2012 (Unaudited)                     4

         Statement of Stockholders' Deficit for the Six Months Ended
         December 31, 2012, and for the periods from May 4, 2010
         (Inception) through December 31, 2012 (Unaudited)                     5

         Statements of Cash Flows for the Six Months Ended December 31, 2012
         and 2011, and for the period from May 4, 2010 (Inception) through
         December 31, 2012 (Unaudited)                                         6

         Notes to the Financial Statements (Unaudited)                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 1A. RISK FACTORS                                                         13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13

ITEM 4.  MINE SAFETY DISCLOSURES                                              13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS                                                             13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,        June 30,
                                                                       2012               2012
                                                                     --------           --------
                                                                   (Unaudited)         (Audited)
                                      ASSETS

CURRENT ASSETS:
  Cash                                                               $     84           $  4,707
  Prepaid expense                                                          --              1,200
                                                                     --------           --------
      TOTAL CURRENT ASSETS                                                 84              5,907
                                                                     --------           --------

      TOTAL ASSETS                                                   $     84           $  5,907
                                                                     ========           ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                   $  6,850           $  5,175
  Loans payable - director                                              5,108              4,908
                                                                     --------           --------
      TOTAL CURRENT LIABILITIES                                        11,958             10,083
                                                                     --------           --------
      TOTAL LIABILITIES                                                11,958             10,083
                                                                     --------           --------
STOCKHOLDER'S DEFICIT:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                     --                 --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 14,000,000 shares issued
   and outstanding                                                      1,400              1,400
  Additional paid in capital                                           49,850             49,850
  Deficit accumulated during the development stage                    (63,124)           (55,426)
                                                                     --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (11,874)            (4,176)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $     84           $  5,907
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                   Three Months       Three Months       Six Months         Six Months        May 4, 2010
                                      Ended              Ended             Ended              Ended          (Inception) to
                                   December 31,       December 31,      December 31,       December 31,       December 31,
                                       2012               2011              2012               2011               2012
                                   ------------       ------------      ------------       ------------       ------------
REVENUE                            $         --       $         --      $         --       $         --       $         --
                                   ------------       ------------      ------------       ------------       ------------
EXPENSES:
  Organization costs                         --                 --                --                 --                662
  General and administrative              3,396              3,026             7,698             20,259             62,462
                                   ------------       ------------      ------------       ------------       ------------
TOTAL EXPENSES                            3,396              3,026             7,698             20,259             63,124
                                   ------------       ------------      ------------       ------------       ------------

Loss before income taxes                 (3,396)            (3,026)           (7,698)           (20,259)           (63,124)
Provision for Income Taxes                   --                 --                --                 --                 --
                                   ------------       ------------      ------------       ------------       ------------

NET LOSS                           $     (3,396)      $     (3,026)     $     (7,698)      $    (20,259)      $    (63,124)
                                   ============       ============      ============       ============       ============
BASIC AND DILUTED
 LOSS PER COMMON SHARE                        a                  a                 a                  a
                                   ============       ============      ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           14,000,000         14,000,000        14,000,000         13,260,870
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                       Common Stock             Additional     Subscribed      During the          Total
                                   ----------------------        Paid in         Stock         Development     Stockholders'
                                   Shares          Amount        Capital       Not Issued         Stage           Deficit
                                   ------          ------        -------       ----------         -----           -------
INCEPTION MAY 4, 2010                    --        $    --      $     --        $     --         $     --        $     --

Common stock issued to
 directors for cash
 ($0.002 per share)              10,000,000          1,000        19,000              --               --          20,000

Net loss for the period                  --             --            --              --             (662)           (662)
                                 ----------        -------      --------        --------         --------        --------
BALANCE JUNE 30, 2010            10,000,000          1,000        19,000              --             (662)         19,338

Net loss for the period                  --             --            --              --           (1,586)         (1,586)
                                 ----------        -------      --------        --------         --------        --------
BALANCE SEPTEMBER 30, 2010       10,000,000          1,000        19,000              --           (2,248)         17,752

Net loss for the period                  --             --            --              --           (1,090)         (1,090)
                                 ----------        -------      --------        --------         --------        --------
BALANCE DECEMBER 31, 2010        10,000,000          1,000        19,000              --           (3,338)         16,662

Net loss for the period                  --             --            --              --           (7,218)         (7,218)
                                 ----------        -------      --------        --------         --------        --------
BALANCE MARCH 31, 2011           10,000,000          1,000        19,000              --          (10,556)          9,444

Common stock subscribed
 for cash ($0.01 per share),
 net of issuance costs                   --             --            --          19,672               --          19,672

Net loss for the period                  --             --            --              --          (12,537)        (12,537)
                                 ----------        -------      --------        --------         --------        --------
BALANCE JUNE 30, 2011            10,000,000          1,000        19,000          19,672          (23,093)         16,579

Issuance of subscribed stock      2,000,000            200        19,472         (19,672)              --              --

Common stock issued for cash
 ($0.01 per share),
 net of issuance costs            2,000,000            200        11,378              --               --          11,578

Net loss for the period                  --             --            --              --          (32,333)        (32,333)
                                 ----------        -------      --------        --------         --------        --------
BALANCE JUNE 30, 2012            14,000,000          1,400        49,850              --          (55,426)         (4,176)

Net loss for the period                  --             --            --              --           (7,698)         (7,698)
                                 ----------        -------      --------        --------         --------        --------

BALANCE DECEMBER 31, 2012        14,000,000        $ 1,400      $ 49,850        $     --         $(63,124)       $(11,874)
                                 ==========        =======      ========        ========         ========        ========


                 The accompanying notes are an integral part of
                          these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Period
                                                                                                From May 4, 2010
                                                                    Six Months Ended             (Inception) to
                                                             December 31,       December 31,       December 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                    $ (7,698)          $(20,259)          $(63,124)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Write-down of inventory                                        --              6,783                 --
     Decrease in prepaid expenses                                1,200                 --                 --
     Increase (decrease) in accounts payable                     1,675             (7,958)             6,850
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                (4,823)           (21,434)           (56,274)
                                                              --------           --------           --------
INVESTING ACTIVITIES

           NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director                    200              4,908              5,108
  Proceeds from the sale of common stock                            --             11,578             51,250
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               200             16,486             56,358
                                                              --------           --------           --------
Net Increase (Decrease) in Cash                                 (4,623)            (4,948)                84
Cash, Beginning of Period                                        4,707             18,309                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $     84           $ 13,361           $     84
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========
  Income taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


                 The accompanying notes are an integral part of
                          these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012


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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties.

NOTE  4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through December 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of December 31, 2012 is $63,124 and will expire 20 years from the date the losses were incurred.

As of December 31, 2012, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 34%)                          $ 21,462
Less: valuation allowance                                               (21,462)
                                                                       --------

Net deferred tax asset                                                 $     --
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

The Company has paid management fees of $3,000 to its sole executive officer during the year ended June 30, 2012. No such amounts were paid during the six months ended December 31, 2012 and 2011.

To December 31, 2012, the Company's sole officer and director advanced $5,108 to
the  Company  for  travel  and  administrative   expenses.  These  advances  are
non-interest bearing and due on demand.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to December 31, 2012 of $63,124. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 9. PROPERTY

The Company does not own or rent any property. We currently maintain our corporate office at 17- 5348 Vegas Dr., Las Vegas, NV 89108 USA. This location is a virtual office that we maintain with EastBiz.com, Inc. which provides us with a mailing address for communications. This service is provided by EastBiz.com for $99.00 per year, plus we maintain a reserve that Eastbiz.com will use for payment of postage. This reserve account will be supplemented as needed. We may terminate the lease arrangement upon 30-days' written notice to INC Management. Our executive officer, Mr. Karlo Guray does not work from this location, but operates from his respective residence in Israel at no charge to us.

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

As of December 31, 2012, our company has $84 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

During the three months ended December 31, 2012, we incurred operating expenses of $3,396. Our operating expenses for the three months ended December 31, 2012 included accounting and audit fees of $2,950, $280 of filing fees related to our SEC filings, and administrative fees of $166.

During the three months ended December 31, 2011, we incurred operating expenses of $3,026. Our operating expenses for the three months ended December 31, 2011 included accounting and audit fees of $2,800, $180 of filing fees related to our SEC filings and transfer agent fees, and administrative fees of $46.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

During the six months ended December 31, 2012, we incurred operating expenses of $7,698. Our operating expenses for the six months ended December 31, 2012 included accounting and audit fees of $6,950, $575 of fees related to our SEC filings and transfer agent, and administrative fees of $173.

During the six months ended December 31, 2011, we incurred operating expenses of $20,259. Our operating expenses for the six months ended December 31, 2011 included a write-down of inventory in the amount of $6,783, accounting and audit fees of $6,800, travel expenses of $5,000, $1,090 of fees related to our SEC filings and transfer agent, and administrative fees of $586.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2012, we had cash of $84 representing a net decrease in cash of $4,623 since June 30, 2012.

During the six months ended December 31, 2012, we used $4,823 of cash in operations for the operating expenses described above, offset by a $1,675 increase in accounts payable and a $1,200 decrease in prepaid expense. In addition, we financed a payment of services through a $200 loan from our director.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                          Description
------                          -----------
3.1      Articles  of   Incorporation   (incorporated   by   reference   to  the
         Registrant's Registration Statement on Form S-1 filed with the SEC on August 27, 2010).

3.2 Bylaws (incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the SEC on August 27, 2010).

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302*

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302*

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906*

32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906*

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.**

----------
*    Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Cellular, Inc.


By: /s/ Karlo Guray
    ---------------------------------------
    Karlo Guray
    President, Secretary and Treasurer
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer)
    February 13, 2013