Form 10-Q
period 2013-03-31
Advanced Cellular, Inc.
filed 2013-05-15
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2013

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated  filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer has 70,000,000 shares of common stock outstanding as of May 15, 2013.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 2012 (Unaudited)
         and June 30, 2012                                                     3

         Statements of Operations for the Three and Nine Months Ended
         March 31, 2012 and 2011 and for the period from May 4, 2010
         (Inception) through March 31, 2013 (Unaudited)                        4

         Statements of Cash Flows for the Nine Months Ended
         March 31, 2012 and 2011, and for the period from May 4, 2010
         (Inception) through March 31, 2013 (Unaudited)                        5

         Statement of Stockholders' Deficit for the Nine Months Ended
         March 31, 2012, and for the periods from May 4, 2010 (Inception)
         through March 31, 2013 (Unaudited)                                    6

         Notes to the Financial Statements (Unaudited)                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            12

ITEM 4.  CONTROLS AND PROCEDURES                                              12

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 1A. RISK FACTORS                                                         13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13

ITEM 4.  MINE SAFETY DISCLOSURES                                              13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS                                                             13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 March 31, 2013      June 30, 2012
                                                                 --------------      -------------
                                                                  (Unaudited)          (Audited)
                               ASSETS

Current Assets:
  Cash                                                              $ 10,000           $  4,707
  Prepaid expense                                                         --              1,200
                                                                    --------           --------
      Total current assets                                            10,000              5,907
                                                                    --------           --------

      Total assets                                                  $ 10,000           $  5,907
                                                                    ========           ========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                  $  6,797           $  5,175
  Loans payable - director                                            21,343              4,908
                                                                    --------           --------
      Total current liabilities                                       28,140             10,083
                                                                    --------           --------

      Total liabilities                                               28,140             10,083
                                                                    --------           --------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                    --                 --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 70,000,000 shares issued and outstanding         7,000              7,000
  Additional paid in capital                                          44,250             44,250
  Deficit accumulated during the development stage                   (69,390)           (55,426)
                                                                    --------           --------
      Total stockholders' deficit                                    (18,140)            (4,176)
                                                                    --------           --------

      Total liabilities and stockholders' deficit                   $ 10,000           $  5,907
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Cumulative
                                Three Months       Three Months       Nine Months       Nine Months        May 4, 2010
                                   Ended              Ended              Ended             Ended          (Inception) to
                               March 31, 2013     March 31, 2012     March 31, 2013     March 31, 202     March 31, 2013
                               --------------     --------------     --------------     -------------     --------------
Revenue                         $         --       $         --       $         --       $         --      $         --
                                ------------       ------------       ------------       ------------      ------------
Expenses:
  Organization costs                      --                 --                 --                 --               662
  General and administrative           6,266              3,440             13,964             23,699            68,728
                                ------------       ------------       ------------       ------------      ------------
      Total expenses                   6,266              3,440             13,964             23,699            69,390
                                ------------       ------------       ------------       ------------      ------------

Loss before income taxes              (6,266)            (3,440)           (13,964)           (23,699)          (69,390)

Provision for Income Taxes                --                 --                 --                 --                --
                                ------------       ------------       ------------       ------------      ------------

Net Loss                        $     (6,266)      $     (3,440)      $    (13,964)      $    (23,699)     $    (69,390)
                                ============       ============       ============       ============      ============
Basic and Diluted
  Loss per Common Share                    a                  a                  a                  a
                                ============       ============       ============       ============
Weighted Average number of
 Common Shares Outstanding        70,000,000         70,000,000         70,000,000         66,304,350
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

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                               Deficit
                                                                                             Accumulated
                                       Common Stock           Additional     Subscribed      During the          Total
                                   ----------------------      Paid in         Stock         Development     Stockholders'
                                   Shares          Amount      Capital       Not Issued         Stage           Deficit
                                   ------          ------      -------       ----------         -----           -------
INCEPTION MAY 4, 2010                    --       $    --     $     --       $     --       $      --          $      --

Common stock issued to
 directors for cash
 ($0.002 per share)              50,000,000         5,000       15,000             --              --             20,000

Net loss for the period                  --            --           --             --            (662)              (662)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2010            50,000,000         5,000       15,000             --            (662)            19,338

Net loss for the period                  --            --           --             --          (1,586)            (1,586)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE SEPTEMBER 30, 2010       50,000,000         5,000       15,000             --          (2,248)            17,752

Net loss for the period                  --            --           --             --          (1,090)            (1,090)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE DECEMBER 31, 2010        50,000,000         5,000       15,000             --          (3,338)            16,662

Net loss for the period                  --            --           --             --          (7,218)            (7,218)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE MARCH 31, 2011           50,000,000         5,000       15,000             --         (10,556)             9,444

Common stock subscribed for
 cash ($0.01 per share), net
 of issuance costs                       --            --           --         19,672              --             19,672

Net loss for the period                  --            --           --             --         (12,537)           (12,537)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2011            50,000,000         5,000       15,000         19,672         (23,093)            16,579

Issuance of subscribed stock     10,000,000         1,000       18,672        (19,672)             --                 --

Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                  10,000,000         1,000       10,578             --              --             11,578

Net loss for the period                  --            --           --             --         (32,333)           (32,333)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2012            70,000,000         7,000       44,250             --         (55,426)            (4,176)

Net loss for the period                  --            --           --             --         (13,964)           (13,964)
                                 ----------       -------     --------       --------       ---------          --------

BALANCE MARCH 31, 2013           70,000,000       $ 7,000     $ 44,250       $     --       $ (69,390)         $ (18,140)
                                 ==========       =======     ========       ========       =========          =========

   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Period
                                                             Nine Months Ended             From May 4, 2010
                                                      ---------------------------------     (Inception) to
                                                      March 31, 2013     March 31, 2012     March 31, 2013
                                                      --------------     --------------     --------------
OPERATING ACTIVITIES
  Net loss                                               $(13,964)          $(23,699)          $(69,390)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Write-down of inventory                                   --              6,783                 --
     Decrease in prepaid expenses                           1,200                 --                 --
     Increase (decrease) in accounts payable                1,622             (5,079)             6,797
                                                         --------           --------           --------
          Net cash used by operating activities           (11,142)           (21,995)           (62,593)
                                                         --------           --------           --------
INVESTING ACTIVITIES
          Net cash used by investing activities                --                 --                 --
                                                         --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director            16,435              4,908             21,343
  Proceeds from the sale of common stock                       --             11,578             51,250
                                                         --------           --------           --------
          Net cash provided by financing activities        16,435             16,486             72,593
                                                         --------           --------           --------

Net Increase (Decrease) in Cash                             5,293             (5,509)            10,000

Cash, Beginning of Period                                   4,707             18,309                 --
                                                         --------           --------           --------

Cash, End of Period                                      $ 10,000           $ 12,800           $ 10,000
                                                         ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Income taxes                                           $     --           $     --           $     --
                                                         ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2013

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through March 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of March 31, 2013 is $69,390 and will expire 20 years from the date the losses were incurred.

As of March 31, 2013, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 34%)                      $ 23,593
Less: valuation allowance                                           (23,593)
                                                                   --------
Net deferred tax asset                                             $     --
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

ISSUED AND OUTSTANDING

On May 4, 2010, the Company issued 50,000,000 shares of common stock to its director for cash consideration of $20,000.

In August 2011, the Company issued 20,000,000 shares of common stock for net proceeds $31,250, of which $19,672 was received during June 2011 and presented as subscriptions received not issued on the June 30, 2011 balance sheet.

All amount referenced above consider a 5 new for 1 old stock split dated February 21, 2013.

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

The Company has paid management fees of $3,000 to its sole executive officer during the year ended June 30, 2012. No such amounts were paid during the nine months ended March 31, 2013 and 2012.

To March 31, 2013, the Company's sole officer and director advanced $21,343 to the Company for administrative expenses. These advances are non-interest bearing and due on demand.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to March 31, 2013 of $69,390. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2013, our company has $10,000 of cash and will need to raise additional capital within the next twelve months. The company has no full time employees and our current officer/director intends to devote approximately five hours per week to our business activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2013 AND 2012

During the three months ended March 31, 2013, we incurred operating expenses of $6,266. Our operating expenses for the three months ended March 31, 2013 included accounting and audit fees of $4,600, transfer agent and filing fees of $1,575, and administrative fees of $91.

During the three months ended March 31, 2012, we incurred operating expenses of $3,440. Our operating expenses for the three months ended March 31, 2012 included accounting and audit fees of $2,800, transfer agent and filing fees of $280 and administrative fees of $6.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2013 AND 2012

During the nine months ended March 31, 2013, we incurred operating expenses of $13,964. Our operating expenses for the nine months ended March 31, 2013 included accounting and audit fees of $11,550, transfer agent and filing fees of $2,150 and administrative fees of $264.

During the nine months ended March 31, 2012, we incurred operating expenses of $23,699. Our operating expenses for the nine months ended March 31, 2012 included a write-down of inventory in the amount of $6,783, accounting and audit fees of $9,600, travel expenses of $5,000, transfer agent and filing fees of $1,290 and administrative fees of $1,026.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2013, we had cash of $10,000 representing a net increase in cash of $5,293 since June 30, 2012.

During the nine months ended March 31, 2013, we used $13,964 of cash in operations for the operating expenses described above, offset by a $1,622 increase in accounts payable and a $1,200 decrease in prepaid expense.

In addition, we financed payments of services through a $16,435 loan from our director which has been classified as a financing activity.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2013, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

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

ADVANCED CELLULAR, INC.


By: /s/ Karlo Guray
    ----------------------------------------------------------
    Karlo Guray
    President,  Secretary and Treasurer
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer)
    May 15, 2013