Form 10-K
period 2013-06-30
Advanced Cellular, Inc.
filed 2013-09-30
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2013

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-54222


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

                                 (866) 824-2112
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of September 27, 2013 there were 70,000,000 shares of our common stock issued and outstanding.

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

                                TABLE OF CONTENTS

PART I

ITEM 1.      Business                                                          4

ITEM 1A.     Risk Factors                                                      6

ITEM 1B.     Unresolved Staff Comments                                        12

ITEM 2.      Properties                                                       12

ITEM 3.      Legal Proceedings                                                12

ITEM 4.      Mine Safety Disclosures                                          12

Part II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                13

ITEM 6.      Selected Financial Data                                          13

ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk       16

ITEM 8.      Financial Statements and Supplementary Data                      17

ITEM 9.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         26

ITEM 9A(T).  Controls and Procedures                                          26

ITEM 9B.     Other Information                                                27

PART III

ITEM 10.     Directors, Executive Officers, and Corporate Governance          27

ITEM 11.     Executive Compensation                                           30

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  31

ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     31

ITEM 14.     Principal Accounting Fees and Services                           32

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                          33

             Signatures                                                       34

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

On February 20, 2013, the Company effected a 5 for 1 forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increased the number of the Company's issued and outstanding common stock to 70,000,000.

Our offices are currently located at c/o Easybiz.com Inc. 17-5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is 866-824-2112. We have one executive officer who also serves as our director. Mr. Karlo Guray, our President, Secretary, Treasurer and Director, resides in the Philippines.

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

Our goal is to help small cellular operators monitor their network and enable them to improve their network using an off-the-shelf product with a minimum customization which will lead to minimal cost. We plan to generate revenues from the sale of our AdvancedPM system to cellular network operators, and plan to offer support and maintenance service at additional cost.

Once developed, we expect AdvancedPM to provide radio access network status management, performance analysis and support for the following capabilities:

     *    Monitor real-time system performance and not only the element status;
     * Display the performance trend enabling to identify problems which missed by the manual process;
     * Geographic map display enable analyzing the data over detailed maps, streets, satellite photo, topographical;
     * Export detailed daily reports for engineers and high level of management;
     * Increase engineering efficiency and automatically identifying issues that impact network quality; and

     * Assess current deployment and decide regarding requirement for new deployment or expansion.

In order to use our planned system, prospective cellular network operators will be required to send us cellular network manufacture data sheets with regards to performance collection and database specification, and then we will need to integrate the cellular network manufacture database with AdvancedPM.

Once developed, we expect AdvancePM to support multi-user environments through high speed and secure access across the Intranet or the Internet. The user will be able to access reports directly without any client application using simple to access web reports to improve information sharing across the organization. Reporting capabilities include exporting to a common PC application format such as Microsoft Excel, PDF or JPG. Reporting and Monitoring includes geographic map displays that enable analysis of data over detailed street maps, satellite photo and topographical maps.

We have commenced only limited operations, primarily focused on organizational matters. Our performance management system is currently in the development stage and is not ready for commercial sale. We plan on launching an online store that sells a wide variety of electronics and cellular devices and accessories.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our performance management system or that cellular operators seeking for performance management system will be receptive to using our service.

To date, we have been unable to raise sufficient funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our performance management system, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

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

Our target market is the worldwide small size cellular network operators who wish to monitor and optimized their network and currently do not have a performance management system or the ones who wish to replace their current system. We expect, although no assurance can be given, that our solution will appeal to small size cellular operators who cannot afford to purchase currently existing solutions in the market place.

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

We believe that designing a solution to support a limited database and limited reporting capabilities will result in lower cost than our competitors. Our competition is based primarily on the cost of the system. We seek to differentiate ourselves by providing our customers with an easy to use and functional system and pre-customized reporting. On an ongoing basis, we intend to add more service features such as: automatic alerting system and performance report exporting capabilities.

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

EMPLOYEES

We have no full time or part-time employees. Our sole director/officer, Mr. Karlo Guray, is expected to devote approximately five hours per week to our business activities. If and when we develop and market a product, we may need additional employees for our operations. We do not foresee any significant changes in the number of employees we will have over the next twelve months.

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

We have incurred net losses totaling $83,306 from our inception on May 4, 2010 to June 30, 2013 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

BECAUSE MR. KARLO GURAY HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING UP TO 20% OF HIS TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OUR BUSINESS ACTIVITIES.

Our sole director/officer is only engaged in our business activities on a part-time basis. This could cause the officer a conflict of interest between the amount of time devoted to our business activities and the amount of time required to be devoted to other activities. We intend to increase our business activities in terms of development, marketing and sales. This increase in business activities may require that our director/officer engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

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

BECAUSE OUR CURRENT SOLE OFFICER AND DIRECTOR IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THEM.

Our sole officer and director is located outside of the United States, in the Philippines. Were one or more shareholders to bring an action against our management in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his, her or its judgment in a non-US country, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in a non-US country against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible. Our operations in the United States are limited to our executive offices which are being used as a mailing address and secretarial and administrative services only.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Principal executive offices are located at c/o EastBiz.com Inc., 17-5348 Vegas Dr. Las Vegas, NV 89108 USA. This location is a virtual office that we maintain with EastBiz.com, Inc. which provides us with a mailing address for communications. This service is provided by EastBiz.com for $99.00 per year, plus we maintain a reserve that EastBiz.com will use for payment of postage. This reserve account will be supplemented as needed. We may terminate the lease arrangement upon 30-days written notice to INC Management. Our executive officer, Mr. Karlo Guray does not work from this location, but operates from his residence in the Philippines at no charge to us. We believe that this space is adequate for our current and immediately foreseeable operating needs. The development of our planned system and day to day operations are carried from Mr. Guray's location in the Philippines, and our operations in the United States is limited to our executive offices which are being used as a mailing address and secretarial and administrative services only.

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

Not applicable.

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

HOLDERS

On September 27, 2013, there were 34 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended June 30, 2013 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

REPURCHASE OF EQUITY SECURITIES

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

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

OVERVIEW

We were incorporated in the State of Nevada on May 4, 2010. We are a development stage company with the goal of producing a performance management system for use by small size cellular operators. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters, the development of our business, the creation of our website and efforts related to development of our products and services.

On February 20, 2013, the Company effected a 5 for 1 forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increased the number of the Company's issued and outstanding common stock to 70,000,000.

Our offices are currently located at c/o Easybiz.com Inc., 17-5348 Vegas Dr., Las Vegas, NV 89108. This is a shared office facility, which offers office space, a mailing address, and secretarial and administrative services. We may terminate the lease arrangement upon 30-days written notice to INC Management. Our sole director and executive officer, Mr. Karlo Guray, does not work from this location, but operates from his residence in the Phlippines at no charge to us. We plan on contracting all of our software development activities with third parties for at least the next 12 months so we have no requirement for additional facilities for these operations.

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

Our goals over the next twelve (12) months are to:

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

We have commenced only limited operations, primarily focused on organizational matters. Our performance management system is currently in the development stage and is not ready for commercial sale. We plan on launching an online store that sells a wide variety of electronics and cellular devices and accessories.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our performance management system or that cellular operators seeking for performance management system will be receptive to using our service.

To date, we have been unable to raise sufficient funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our performance management system, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

RESULTS OF OPERATIONS

During the period from May 4, 2010 (date of inception) through June 30, 2013, we have incurred net losses totaling of $83,306. During the fiscal years ended June 30, 2013 and 2012, the Company incurred losses of $27,880 and $32,333, respectively.

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

Financial Reporting: During the fiscal year ended June 30, 2013, the Company incurred $25,300 of costs related to meeting its obligations of a public company, including the preparation of financial statements and SEC filings, and related audit services. During the fiscal year ended June 30, 2012, the Company incurred $17,950 of costs related to meeting its obligations of a public company, including the preparation of financial statements and SEC filings, and related audit services.

Inventory Write-down: During the fiscal year ended June 30, 2012, the Company wrote down inventory in the amount of $6,783. No such write-down occurred during the year ended June 30, 2013.

Travel Expenses: During the fiscal year ended June 30, 2012, the Company incurred $5,000 of travel expenses. The Company incurred no such costs during 2013.

Other General and Administrative Expense: During the fiscal year ended June 30, 2013 and 2012, the Company incurred $2,580 and $2,600 of other general administrative expenses.

REVENUES

We had no revenues for the period from May 4, 2010 (date of inception) through June 30, 2013. We believe that we will be able to commence the marketing of our proposed system immediately following the public launch of our completed product. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

Because we are a development stage company that only recently commenced with business operations, there is a limited historical basis for liquidity comparison and analysis.

Through June 30, 2013, we have raised a total of $51,250 from the sale of 70,000,000 shares of our common stock. The Company's former director/officer advanced a total of $682 for organizational costs, which was repaid full, and $21,343 for working capital purposes, which remains unpaid as of June 30, 2013. As of June 30, 2013 we had no cash on hand. Until such time as we are successful in raising additional capital, assuming we are able to do so, we will utilize our existing cash to maintain existing operations and meet our SEC filing obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Advanced Cellular, Inc.
                          (A Development Stage Company)
                             June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm                       18

Balance Sheets as of June 30, 2013 and 2012                                   19

Statements of Operations for the Years Ended June 30, 2013 and 2012 and
for the period from May 4, 2010 (Inception) through June 30, 2013             20

Statements of Stockholders' Equity (Deficit) for the Years Ended
June 30, 2013 and 2011 and for the period from May 4, 2010 (Inception)
through June 30, 2013                                                         21

Statements of Cash Flows for the Years Ended June 30, 2013 and 2012 and
for the period from May 4, 2010 (Inception) through June 30, 2013             22

Notes to the Financial Statements                                             23

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Advanced Cellular, Inc.:

We have audited the accompanying balance sheets of Advanced Cellular, Inc. (a Nevada corporation in the development stage) as of June 30, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (May 4, 2010) through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cellular, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (May 4, 2010) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
----------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
August 28, 2013

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     June 30, 2013      June 30, 2012
                                                                     -------------      -------------
                                     ASSETS

Current Assets:
  Cash                                                                  $     --           $  4,707
  Prepaid expense                                                             --              1,200
                                                                        --------           --------
      Total current assets                                                    --              5,907
                                                                        --------           --------

      Total assets                                                      $     --           $  5,907
                                                                        ========           ========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued liabilities                              $ 10,713           $  5,175
  Loans payable - director                                                21,343              4,908
                                                                        --------           --------
      Total current liabilities                                           32,056             10,083
                                                                        --------           --------

      Total liabilities                                                   32,056             10,083
                                                                        --------           --------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                        --                 --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 70,000,000 shares issued and outstanding             7,000              7,000
  Additional paid in capital                                              44,250             44,250
  Deficit accumulated during the development stage                       (83,306)           (55,426)
                                                                        --------           --------
      Total stockholders' deficit                                        (32,056)            (4,176)
                                                                        --------           --------

      Total liabilities and stockholders' deficit                       $     --           $  5,907
                                                                        ========           ========

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                    Cumulative
                                                                                    May 4, 2010
                                       Year ended             Year ended          (Inception) to
                                     June 30, 2013          June 30, 2012          June 30, 2013
                                     -------------          -------------          -------------
Revenue                               $         --           $         --           $         --
                                      ------------           ------------           ------------
Expenses:
  Organization costs                            --                     --                    662
  General and administrative                27,880                 32,333                 82,644
                                      ------------           ------------           ------------
      Total expenses                        27,880                 32,333                 83,306
                                      ------------           ------------           ------------

Loss before income taxes                   (27,880)               (32,333)               (83,306)

Provision for Income Taxes                      --                     --                     --
                                      ------------           ------------           ------------

Net Loss                              $    (27,880)          $    (32,333)          $    (83,306)
                                      ============           ============           ============
Basic and Diluted
  Loss per Common Share                          a                      a
                                      ============           ============
Weighted Average number of
 Common Shares Outstanding              70,000,000             70,000,000
                                      ============           ============

----------
a = Less than ($0.01) per share

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                              Deficit
                                                                                            Accumulated
                                       Common Stock           Additional     Subscribed     During the         Total
                                   ----------------------      Paid in         Stock        Development    Stockholders'
                                   Shares          Amount      Capital       Not Issued        Stage          Deficit
                                   ------          ------      -------       ----------        -----          -------
INCEPTION MAY 4, 2010                    --       $    --     $     --       $     --      $      --         $      --

Common stock issued to
 directors for cash
 ($0.002 per share)              50,000,000         5,000       15,000             --             --            20,000

Net loss for the period                  --            --           --             --           (662)             (662)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE JUNE 30, 2010            50,000,000         5,000       15,000             --           (662)           19,338

Net loss for the period                  --            --           --             --         (1,586)           (1,586)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE SEPTEMBER 30, 2010       50,000,000         5,000       15,000             --         (2,248)           17,752

Net loss for the period                  --            --           --             --         (1,090)           (1,090)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE DECEMBER 31, 2010        50,000,000         5,000       15,000             --         (3,338)           16,662

Net loss for the period                  --            --           --             --         (7,218)           (7,218)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE MARCH 31, 2011           50,000,000         5,000       15,000             --        (10,556)            9,444

Common stock subscribed for
 cash ($0.01 per share), net
 of issuance costs                       --            --           --         19,672             --            19,672

Net loss for the period                  --            --           --             --        (12,537)          (12,537)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE JUNE 30, 2011            50,000,000         5,000       15,000         19,672        (23,093)           16,579

Issuance of subscribed stock     10,000,000         1,000       18,672        (19,672)            --                --

Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                  10,000,000         1,000       10,578             --             --            11,578

Net loss for the period                  --            --           --             --        (32,333)          (32,333)
                                 ----------       -------     --------       --------      ---------         ---------
BALANCE JUNE 30, 2012            70,000,000         7,000       44,250             --        (55,426)           (4,176)

Net loss for the period                  --            --           --             --        (27,880)          (27,880)
                                 ----------       -------     --------       --------      ---------         ---------

BALANCE JUNE 30, 2013            70,000,000       $ 7,000     $ 44,250       $     --      $ (83,306)        $ (32,056)
                                 ==========       =======     ========       ========      =========         =========

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS


                                                                                                For the Period
                                                                       Year ended              From May 4, 2010
                                                           --------------------------------     (Inception) to
                                                           June 30, 2013      June 30, 2012      June 30, 2013
                                                           -------------      -------------      -------------
OPERATING ACTIVITIES
  Net loss                                                   $(27,880)          $(32,333)          $(83,306)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Write-down of inventory                                       --              6,783                 --
     (Increase) decrease in prepaid expenses                    1,200             (1,200)                --
     Increase (decrease) in accounts payable                    5,538              1,570             10,713
                                                             --------           --------           --------
          Net cash used by operating activities               (21,142)           (25,180)           (72,593)
                                                             --------           --------           --------
INVESTING ACTIVITIES
          Net cash used by investing activities                    --                 --                 --
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director                16,435                 --             21,343
  Proceeds from the sale of common stock                           --             11,578             51,250
                                                             --------           --------           --------
          Net cash provided by financing activities            16,435             11,578             72,593
                                                             --------           --------           --------

Net Increase (Decrease) in Cash                                (4,707)           (13,602)                --

Cash, Beginning of Period                                       4,707             18,309                 --
                                                             --------           --------           --------

Cash, End of Period                                          $     --           $  4,707           $     --
                                                             ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========

                             ADVANCED CELLULAR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2013


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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of June 30, 2013 and 2012, the Company had no accrued interest or penalties.

NOTE  3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through June 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of June 30, 2013 is $83,306 and will expire 20 years from the date the losses were incurred.

As of June 30, 2013 and 2012, deferred tax assets consisted of the following:

                                                     2013               2012
                                                   --------           --------

Net operating losses (estimated tax rate 34%)      $ 28,324           $ 18,845
Less: valuation allowance                           (28,324)           (18,845)
                                                   --------           --------
Net deferred tax asset                             $     --           $     --
                                                   ========           ========

NOTE 4. STOCKHOLDER'S DEFICIT

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

In August 2011, the Company issued 20,000,000 shares of common stock for net proceeds $31,250.

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

The Company has paid management fees of $3,000 to its former executive officer during the year ended June 30, 2012. No such amounts were paid during the year ended June 30, 2013.

To June 30, 2013, Nir Eliayu, the Company's former officer and director advanced $21,343 to the Company for administrative expenses. These advances are non-interest bearing and due on demand.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to June 30, 2013 of $83,306. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. CONCENTRATIONS OF RISKS

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

NOTE 8. PROPERTY

The Company does not own or rent any property. We currently maintain our corporate office at 17- 5348 Vegas Dr., Las Vegas, NV 89108 USA. This location is a virtual office that we maintain with EastBiz.com, Inc. which provides us with a mailing address for communications. This service is provided by EastBiz.com for $99.00 per year, plus we maintain a reserve that Eastbiz.com will use for payment of postage. This reserve account will be supplemented as needed. We may terminate the lease arrangement upon 30-days' written notice to INC Management. Our executive officer, Mr. Karlo Guray does not work from this location, but operates from his residence in the Philippines at no charge to us.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2013, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management has confidence in its internal controls and procedures. Our management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age and position of each of our directors and executive officers are as follows:

         Name           Age                       Position
         ----           ---                       --------

     Karlo Guray        44        President, Secretary, Treasurer and Director

Our sole director and executive officer holds office until the next annual meeting of our stockholders or until his successor is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of our sole director and executive officer for at least the last five years.

MR. KARLO GURAY - PRESIDENT, SECRETARY, TREASURER AND DIRECTOR

We have one executive officer who also serves as our director. Mr. Karlo Guray, our President, Secretary, Treasurer and a Director, resides in the Phillipines. Mr. Guray is currently the Finance Manager for Mabanta Brothers, Inc., in Manila, Philippines, a position he has held since May 2009. At Mabanta, Mr. Guray is responsible for evaluating finance applications for small businesses and for making recommendations to management for loan applications. Prior to working for Mabanta, Mr Guray was a Lending and Finance Officer for Chua Financing, in Paranaqe, Philippines, from April 1999 to January 2009. At Chua Financing, Mr. Guray was responsible for new loan applications, collection matters and for working with potential small business borrowers. Mr. Guray received a Bachelor's Degree in commerce from UP Diliman, in Manila, Philippines, in 1991.

Mr. Guray is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

FAMILY RELATIONSHIPS

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

COMMITTEES OF THE BOARD

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners have failed to comply with all applicable filing requirements.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

NOMINATIONS TO THE BOARD OF DIRECTORS

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Advanced Cellular, Inc., 5348 Vegas Dr., Las Vegas NV 89108.

DIRECTOR NOMINATIONS

As of June 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

BOARD LEADERSHIP STRUCTURE AND ROLE ON RISK OVERSIGHT

Mr. Karlo Guray currently serves as our sole executive officer and director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company's risk oversight function.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

EMPLOYMENT ARRANGEMENTS

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

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

RETIREMENT PLANS

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

COMPENSATION COMMITTEE

We do not have a separate Compensation Committee. Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters.

RISK MANAGEMENT CONSIDERATIONS

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock,
(b) each of our directors and executive officers, and (c) all current directors and executive officers as a group. The following table is based upon an aggregate of 70,000,000 shares of our common stock outstanding as of June 30, 2013.

Title        Name  and Address of        Amount and Nature of       Percent of
of Class       Beneficial Owner        Beneficial Ownership (1)     Class (1)(2)
--------       ----------------        ------------------------     ------------

Common       Karlo Guray                              0                   0%
             Suite 17 - 5348 Vegas Dr.
             Las Vegas, NV 89108

Common       Nir Eliyahu                     50,000,000                  71%
             Suite 17 - 5348 Vegas Dr.
             Las Vegas NV 89108

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.
(2) The percent of class is based on the total number of shares outstanding of 70,000,000 as of September 27, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

To June 30, 2013, Nir Eliayu, the Company's former officer and director advanced $21,343 to the Company for administrative expenses. These advances are non-interest bearing and due on demand.

Other than the transactions mentioned above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2013 and 2012 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                 2013              2012
                                               --------          --------

       Audit Fees and Audit Related Fees       $  7,900          $  7,900
       Tax
       Fees                                          --                --
       All Other Fees                                --                --
                                               --------          --------
       TOTAL                                   $  7,900          $  7,900
                                               ========          ========

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number                             Description
------                             -----------

2.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27,
         2010).

2.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27, 2010).

21       The Company has no subsidiaries.

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302*

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302*

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906*

32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906*

101      Interactive Data File**

----------
*    Filed Herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADVANCED CELLULAR, INC.


Date: September 27, 2013        By: /s/ Karlo Guray
                                    --------------------------------------------
                                    Karlo Guray,
                                    President, Secretary, Treasurer and Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                             Title(s)                                   Date
     ----------                             --------                                   ----


/s/ Karlo Guray                President, Secretary, Treasurer and               September 27, 2013
-------------------------      Director (Principal Executive Officer,
Karlo Guray                    Principal Financial Officer and Principal
                               Accounting Officer)