Form 10-Q
period 2013-09-30
Makism 3D Corp.
filed 2013-11-14
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2013

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-54222


                                 MAKISM 3D CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                42-1771506
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                 26 Broad Street
                       Cambridge, United Kingdom, CB23 6HJ
                    (Address of Principal Executive Offices)

                               011-44-01954-715030
                         (Registrant's telephone number)

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

Non-accelerated  filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

            Class                               Outstanding at November 14, 2013
            -----                               --------------------------------
Common stock, par value $.0001                             60,000,000

                                 MAKISM 3D CORP.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statement of Stockholders' Deficit                                 5
            Statements of Cash Flows                                           6
            Notes to Financial Statements                                      7

Item 2.  Management's Discussion & Analysis of Financial Condition
         & Results of Operations                                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Mine Safety Disclosures                                              21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MAKISM 3D CORP.
                       (formerly Advanced Cellular, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                September 30, 2013     June 30, 2013
                                                                ------------------     -------------
                                                                   (Unaudited)            (Audited)
                               ASSETS

Current Assets:
  Prepaid expense                                                    $    320             $     --
                                                                     --------             --------

      Total current assets                                                320                   --
                                                                     --------             --------

      Total assets                                                   $    320             $     --
                                                                     ========             ========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                   $ 17,450             $ 10,713
  Loans payable - director                                             28,009               21,343
                                                                     --------             --------

      Total current liabilities                                        45,459               32,056
                                                                     --------             --------

      Total liabilities                                                45,459               32,056
                                                                     --------             --------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                     --                   --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 70,000,000 shares issued and outstanding          7,000                7,000
  Additional paid in capital                                           44,250               44,250
  Deficit accumulated during the development stage                    (96,389)             (83,306)
                                                                     --------             --------

      Total stockholders' deficit                                     (45,139)             (32,056)
                                                                     --------             --------

      Total liabilities and stockholders' deficit                    $    320             $     --
                                                                     ========             ========

                                 MAKISM 3D CORP.
                       (formerly Advanced Cellular, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Cumulative
                                                                                         May 4, 2010
                                   Three Months Ended       Three Months Ended         (Inception) to
                                   September 30, 2013       September 30, 2012       September 30, 2013
                                   ------------------       ------------------       ------------------
Revenue                               $         --             $         --             $         --
                                      ------------             ------------             ------------
Expenses:
  Organization costs                            --                       --                      662
  General and administrative                13,083                    4,302                   95,727
                                      ------------             ------------             ------------
      Total expenses                        13,083                    4,302                   96,389
                                      ------------             ------------             ------------

Loss before income taxes                   (13,083)                  (4,302)                 (96,389)

Provision for Income Taxes                      --                       --                       --
                                      ------------             ------------             ------------

Net Loss                              $    (13,083)            $     (4,302)            $    (96,389)
                                      ============             ============             ============
Basic and Diluted
  Loss per Common Share                          a                        a
                                      ============             ============
Weighted Average number of
 Common Shares Outstanding              70,000,000               70,000,000
                                      ============             ============

----------
a = Less than ($0.01) per share

                                 MAKISM 3D CORP.
                       (formerly Advanced Cellular, Inc.)
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                                                                               Deficit
                                                                                             Accumulated
                                       Common Stock           Additional     Subscribed      During the          Total
                                   ----------------------      Paid in         Stock         Development     Stockholders'
                                   Shares          Amount      Capital       Not Issued         Stage           Deficit
                                   ------          ------      -------       ----------         -----           -------
INCEPTION MAY 4, 2010                    --       $    --     $     --       $     --       $      --          $      --

Common stock issued to
 directors for cash
 ($0.002 per share)              50,000,000         5,000       15,000             --              --             20,000

Net loss for the period                  --            --           --             --            (662)              (662)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2010            50,000,000         5,000       15,000             --            (662)            19,338

Net loss for the period                  --            --           --             --          (1,586)            (1,586)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE SEPTEMBER 30, 2010       50,000,000         5,000       15,000             --          (2,248)            17,752

Net loss for the period                  --            --           --             --          (1,090)            (1,090)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE DECEMBER 31, 2010        50,000,000         5,000       15,000             --          (3,338)            16,662

Net loss for the period                  --            --           --             --          (7,218)            (7,218)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE MARCH 31, 2011           50,000,000         5,000       15,000             --         (10,556)             9,444

Common stock subscribed for
 cash ($0.01 per share), net
 of issuance costs                       --            --           --         19,672              --             19,672

Net loss for the period                  --            --           --             --         (12,537)           (12,537)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2011            50,000,000         5,000       15,000         19,672         (23,093)            16,579

Issuance of subscribed stock     10,000,000         1,000       18,672        (19,672)             --                 --

Common stock issued for cash
 ($0.01 per share), net of
 issuance costs                  10,000,000         1,000       10,578             --              --             11,578

Net loss for the period                  --            --           --             --         (32,333)           (32,333)
                                 ----------       -------     --------       --------       ---------          --------
BALANCE JUNE 30, 2012            70,000,000         7,000       44,250             --         (55,426)            (4,176)

Net loss for the period                  --            --           --             --         (27,880)           (27,880)
                                 ----------       -------     --------       --------       ---------           --------
BALANCE JUNE 30, 2013            70,000,000         7,000       44,250             --         (83,306)           (32,056)

Net loss for the period                  --            --           --             --         (13,083)           (13,083)
                                 ----------       -------     --------       --------       ---------           --------

BALANCE SEPTEMBER 30, 2013       70,000,000       $ 7,000     $ 44,250       $     --       $ (96,389)          $(45,139)
                                 ==========       =======     ========       ========       =========           ========

                                 MAKISM 3D CORP.
                       (formerly Advanced Cellular, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For the Period
                                                                 Three Months Ended                From May 4, 2010
                                                      ----------------------------------------      (Inception) to
                                                      Sepember 30, 2013     September 30, 2012    September 30, 2013
                                                      -----------------     ------------------    ------------------
OPERATING ACTIVITIES
  Net loss                                                $(13,083)             $ (4,302)             $(96,389)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     (Increase) decrease in prepaid expenses                  (320)                1,200                  (320)
     Increase (decrease) in accounts payable                 6,737                 1,295                17,450
                                                          --------              --------              --------
          Net cash used by operating activities             (6,666)               (1,807)              (79,259)
                                                          --------              --------              --------
INVESTING ACTIVITIES
          Net cash used by investing activities                 --                    --                    --
                                                          --------              --------              --------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director              6,666                    --                28,009
  Proceeds from the sale of common stock                        --                    --                51,250
                                                          --------              --------              --------
          Net cash provided by financing activities          6,666                    --                79,259
                                                          --------              --------              --------

Net Increase (Decrease) in Cash                                 --                (1,807)                   --

Cash, Beginning of Period                                       --                 4,707                    --
                                                          --------              --------              --------

Cash, End of Period                                       $     --              $  2,900              $     --
                                                          ========              ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                $     --              $     --              $     --
                                                          ========              ========              ========
  Income taxes                                            $     --              $     --              $     --
                                                          ========              ========              ========

                                 MAKISM 3D CORP.
                       (formerly Advanced Cellular, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2013


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

The financial information as of June 30, 2013 is derived from the audited financial statements presented in the Company's Form 10-K filed with SEC on September 30, 2013. The unaudited condensed interim financial statements should be read in conjunction with the Company's Form 10-K, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of September 30, 2013 and 2012, the Company had no accrued interest or penalties.

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward as of September 30, 2013 is $96,389 and will expire 20 years from the date the losses were incurred.

As of September 30, 2013, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 34%)          $ 32,772
Less: valuation allowance                               (32,772)
                                                       --------
Net deferred tax asset                                 $     --
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

All amount referenced above consider a 5 new for 1 old stock split dated February 20, 2013.

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

To September 30, 2013, the Company's sole officer and director advanced $28,009 to the Company for administrative expenses. These advances are non-interest bearing and due on demand.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 4, 2010) to September 30, 2013 of $96,389. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10. SUBSEQUENT EVENT

On October 29, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") and consummated a closing of a private placement offering (the "Offering") with an accredited investor (the "Investor") for the issuance and sale of 1,000,000 shares of common stock of the Company (the "Offering Shares") at a purchase price of $0.60 per share, for an aggregate consideration of $600,000, $350,000 of which was due at the closing of the Offering.

On October 29, 2013, the Company entered into and consummated a voluntary share exchange transaction with Umicron Ltd., a private limited company organized under the laws of England and Wales ("Umicron"), and the shareholders of Umicron pursuant to a Stock Exchange Agreement (the "Exchange Agreement") by and among the Company, Umicron, and the Selling Shareholders.

In accordance with the terms of Exchange Agreement the Registrant issued 30,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of Umicron. As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 50.67% of our issued and outstanding common stock, Umicron became our wholly-owned subsidiary, and the Registrant acquired the business and operations of Umicron. In addition, on October 29, 2013, the Company's former officer and director, surrendered 41,000,000 shares of our common stock for cancellation. As such, immediately prior to the Exchange Transaction and after giving effect to the foregoing cancellations and issuances pursuant to the private placement offering described above, the Registrant had 30,000,000 shares of common stock issued and outstanding. Immediately after the Exchange Transaction, the Registrant had 60,000,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below and in our Annual Report on Form 10-K filed on September 30, 2013.

As used in this Form 10-Q, "we," "us," and "our" refer to Makism 3D Corp., which is also sometimes referred to as the "Company."

     YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

OVERVIEW

We are a development stage company that was incorporated under the laws of the State of Nevada on May 4, 2010. We were initially established for the purpose of developing and commercializing a performance management system for use by cellular operators.

On February 20, 2013, we effected a 5 for 1 forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increased the number of our issued and outstanding common stock to 70,000,000 shares.

On October 29, 2013 (the "Closing Date"), we entered into and consummated a voluntary share exchange transaction with Umicron Ltd., a private limited company organized under the laws of England and Wales ("Umicron"), and the shareholders of Umicron ("Selling Shareholders") pursuant to a Stock Exchange Agreement (the "Exchange Agreement") by and among the Company, Umicron, and the Selling Shareholders.

In accordance with the terms of Exchange Agreement, on the Closing Date, we issued 30,000,000 shares of our common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of Umicron (the "Exchange Transaction"). As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 50.67% of our issued and outstanding common stock, Umicron became our wholly-owned subsidiary, and we acquired the business and operations of Umicron.

Umicron is focused on the development of a low cost professional-grade 3D printer targeted at the home, professional, and educational markets.

As of the date of this Quarterly Report on Form 10-Q, we have generated no revenue.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 TO THE THREE MONTH ENDED SEPTEMBER 30, 2012

REVENUES

We are in the research and development phase and currently have no customers or revenues.

OPERATING EXPENSES

During the three months ended September 30, 2013, we incurred operating expenses of $13,083 as compared to operating expenses of $4,302 for the three months ended September 30, 2012. The increase is attributable to consulting fees incurred in anticipation of the Company's acquisition of Umicron Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,666 and $1,807 for the three months ended September 30, 2013 and 2012, respectively. The increase is attributable to an increase in the Company's net loss as compared to the previous period.

As of September 30, 2013, we had cash on hand of $0 and negative working capital of $45,139. Cash used in investing activities was $0 and $0 for the three months ended September 30, 2013 and 2012, respectively.

Cash provided by financing activities was $6,666 and $0 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, we received cash from a director.

We believe that our cash on hand will not be sufficient to meet our anticipated cash requirements through the next 12 months. As such, on October 29, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") and consummated a closing of a private placement offering (the "Offering") with an accredited investor (the "Investor") for the issuance and sale of 1,000,000 shares of common stock of the Company (the "Offering Shares") at a purchase price of $0.60 per share, for an aggregate consideration of $600,000, $350,000 of which was due at the closing of the Offering.

Our current cash requirements are significant and will be used for research and development, and marketing, and we anticipate generating losses for the foreseeable future. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our long-term obligations. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional development and production expenses. Accordingly, while we do not have any short-term plans to conduct any other debt or equity financings, we may in the future use debt and equity financing to fund operations, as we look to expand our asset base and fund development and production of our products. Any such equity financings could result in dilution to current shareholders, and the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

In addition, the terms of the Purchase Agreement contain certain restrictions on our ability to engage in financing transactions. Specifically, the Purchase Agreement contains a right of first refusal for the Investor on any future financing transactions and requires the approval of the Investor for any debt financings.

OFF-BALANCE SHEET ARRANGEMENTS

None.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013, which are incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting  company,  the Company is not required to provide Part I,
Item 3 disclosure.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

RISKS RELATING TO OUR COMPANY AND OUR INDUSTRY

WE MAY NOT BE ABLE TO INTRODUCE NEW 3D PRINTING SYSTEMS AND MATERIALS ACCEPTABLE TO THE MARKET OR TO IMPROVE THE TECHNOLOGY AND SOFTWARE USED IN OUR CURRENT SYSTEMS.

Our ability to compete in the 3D printing market depends, in large part, on our success in enhancing our existing product lines and in developing new products. Even if we successfully enhance existing systems or create new systems, it is likely that new systems and technologies that we develop will eventually supplant our existing systems or our competitors will create systems that will replace ours. The rapid prototyping (RP) industry is subject to rapid and substantial innovation and technological change. We may be unsuccessful at enhancing existing systems or developing new systems or materials on a timely basis, and any of our products may be rendered obsolete or uneconomical by our or others' technological advances.

IF THE 3D PRINTING MARKET DOES NOT CONTINUE TO ACCEPT OUR SYSTEMS, OUR REVENUES MAY STAGNATE OR DECLINE.

We plan to derive a substantial portion of our sales from the sale of 3D printers. If the market for 3D printers declines or if competitors introduce products that compete successfully against ours, we may not be able to sustain the sales of those products. If that happens, our revenues may not increase and could decline.

IF WE ARE UNABLE TO MAINTAIN REVENUES AND GROSS MARGINS FROM SALES OF OUR EXISTING PRODUCTS, OUR PROFITABILITY WILL BE ADVERSELY AFFECTED.

Our current strategy is to attempt to manage the prices of our 3D printers to expand the market and increase sales. In conjunction with that strategy, we are constantly seeking to reduce our direct manufacturing costs as well. Our engineering and selling, general and administrative expenses, however, generally do not vary substantially in relation to our sales. Accordingly, if our strategy is successful and we increase our revenues while maintaining our gross margins, our operating profits generally will increase faster as a percentage of revenues than the percentage increase in revenues. Conversely, if our revenues or gross margins decline, our operating profits generally will decline faster than the decline in revenues or gross margins. Therefore, declines in our revenues may lead to disproportionate reductions in our operating profits.

OUR REVENUE AND PROFITABILITY MAY BE NEGATIVELY AFFECTED BY ADVANCES IN TECHNOLOGY THAT CREATE ALTERNATE FORMS OF 3D PRINTING AND RAPID PROTOTYPING INDUSTRY.

The  multimedia  industry  in general  and the 3D  printing  and RP  industry in particular continue to undergo significant changes, primarily due to technological developments. Due to this rapid growth of technology, we cannot accurately predict the overall effect that such changes may have on the potential revenue from and profitability of our products. Any future changes in technology may change the way we operate our business and add unforeseen costs to our business.

IF ANY OF OUR MANUFACTURING FACILITIES IS DISRUPTED, SALES OF OUR PRODUCTS WILL BE DISRUPTED, AND WE COULD INCUR UNFORESEEN COSTS.

We manufacture our 3D printers at our facility in Cambridge city centre. If the operations of this facility is disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

OUR FAILURE TO EXPAND OUR INTELLECTUAL PROPERTY PORTFOLIO COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS AND RESULTS OF OPERATIONS.

Expansion of our intellectual property portfolio is one of the available methods of growing our revenues and our profits. This involves a complex and costly set of activities with uncertain outcomes. Our ability to obtain patents and other intellectual property can be adversely affected by insufficient inventiveness of our employees, by changes in intellectual property laws, treaties, and regulations, and by judicial and administrative interpretations of those laws treaties and regulations. Our ability to expand our intellectual property portfolio could also be adversely affected by the lack of valuable intellectual property for sale or license at affordable prices. There is no assurance that we will be able to obtain valuable intellectual property in the jurisdictions where we and our competitors operate or that we will be able to use or license that intellectual property.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. Currently, and going forward, we expect to rely on a combination of U.S. and foreign patents, trademarks, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. We rely in part on our currently issued patents to support competitive position. There can be no assurance that some of our patents will not be challenged at a later date. There can be no guarantee that we will be successful in obtaining additional patents that we may need at a later date to support certain growth initiatives. Our ability to defend our patents, if they are challenged, or the inability to obtain certain patents in the future, could have a material adverse effect in future periods. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

The intellectual property to support our intermediate and long-term growth plans continues to be developed and there can be no assurance that we will complete such process. The addition of intellectual property to support this growth is particularly dependent on the continued services of our technology team and its ability to develop additional technologies to support such growth plans. If we do not have the financial resources to develop the intellectual property to fully support these growth plans, our ability to develop future products and refinement of current products could be negatively impacted.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

WE MAY BE SUBJECT TO ALLEGED INFRINGEMENT CLAIMS.

Although we perform extensive patent and trademark searches, we may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of 3D printing for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

AS OUR PATENTS EXPIRE, ADDITIONAL COMPETITORS USING OUR TECHNOLOGY COULD ENTER THE MARKET, WHICH COULD REQUIRE US TO REDUCE OUR PRICES AND RESULT IN A REDUCTION OF OUR MARKET SHARE. COMPETITORS' INTRODUCTION OF LOWER QUALITY PRODUCTS USING OUR TECHNOLOGY COULD ALSO NEGATIVELY AFFECT THE REPUTATION AND IMAGE OF OUR PRODUCTS IN THE MARKETPLACE.

Upon expiration of our patents, our competitors may introduce products using the same technology as ours that have lower prices than those for our products. To compete, we may need to reduce our prices, which would adversely affect our revenues, margins and profitability. Additionally, the expiration of our patents could reduce barriers to entry into the market for additive fabrication systems, which could result in the reduction of our market share and earnings potential. If competitors using our technology were to introduce products of inferior quality, our potential customers may view our products negatively, which would have an adverse effect on our image and reputation and on our ability to compete with systems using other additive fabrication technologies.

OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY FLUCTUATE.

Our operating results and financial condition may fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this "Risk Factors" section:

     * changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;
     *    changes in the amount we spend to promote our products and services;
     * changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;
     * delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;
     *    development of new competitive systems by others;
     *    changes in accounting rules and tax laws;
     *    the geographic distribution of our sales;
     *    our responses to price competition;
     *    market acceptance of our products;
     *    general economic and industry  conditions that affect customer demand;
          and
     *    our level of research and development activities.

WE HAVE NO REVENUES AND HAVE INCURRED LOSSES.

We currently have no revenues and we anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate significant revenue or receive additional investment to continue operations. Based on our current business plan, we anticipate that we will continue to incur losses through the year ending December 2013.

OUR AUDITORS HAVE EXPRESSED UNCERTAINTY AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended June 30, 2013.

IF WE FAIL TO RAISE ADDITIONAL CAPITAL, OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL AND STRATEGY COULD BE COMPROMISED.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from limited revenues, equity and debt financings. The Company currently does not have adequate capital or revenue to meet its current or projected operating expenses. We anticipate needing substantial additional capital in the near future to develop and market new products, services and technologies. We currently do not have commitments for financing to meet our longer term expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt and could increase our expenses, and would be required to be repaid regardless of its operating results. Moreover, we may issue equity securities in connection with such debt financing. Equity financing, even if obtained, could result in ownership and economic dilution to our existing stockholders and/or require us to grant certain rights and preferences to new investors. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current operations.

We do not currently have credit facilities or arrangements in place as a source of funds and there can be no assurance that we will be able to raise sufficient additional capital or raise such capital on acceptable terms or raise such capital when we need it. If such capital is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or stop the development of our products and/or cease its operations.

IF WE UNDERESTIMATE OUR OPERATING EXPENSES, WE MAY NOT BE ABLE TO FUND FUTURE OPERATIONS.

To date, we have devoted substantially all of our efforts to research and development, infrastructure building and initial marketing activities. There is no guarantee that our cost estimates or projected sales volumes are accurate and will be attained. An inability to meet sales volumes as forecast or to achieve assumed cost figures could have a negative impact on our profitability, cash flow and survival.

We expect our operating expenses to increase in connection with the continued development of our products and expansion of its marketing activities. We may also incur costs and expenses that are unexpected, in excess of amounts anticipated or are otherwise not contemplated or provided for in connection with our business plan. If these or other costs or expenses are incurred, it could have a material adverse effect on our financial performance.

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE LOSS OF VALUE TO OUR STOCKHOLDERS AND DISRUPTION OF OUR BUSINESS.

Subject to our capital constraints, we intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

     * Failure to integrate the acquired assets and/or companies with our current business;
     *    The price we pay may exceed the value we eventually realize;
     * Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;
     * Potential loss of key employees from either our current business or the acquired business;
     *    Entering into markets in which we have little or no prior experience;
     *    Diversion of management's attention from other business concerns;
     * Assumption of unanticipated liabilities related to the acquired assets; and
     * The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are subject to.

SIGNIFICANT CHANGES IN GOVERNMENT REGULATION MAY HINDER SALES.

The production, distribution, sale and marketing of our products are subject to the rules and regulations of various federal, state and local agencies, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, and advertising of or pertaining to our products. New statutes and regulations may also be instituted in the future. Compliance with applicable federal and state regulations is crucial to our success. Although we believe that we are in compliance with applicable regulations, should the federal government or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to redesign or reformulate, imposition of additional record keeping requirements and expanded documentation regarding the properties of certain products. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution. Further, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be required to have the packaging of our products changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under any of applicable statute would have an impact on costs or sales of our products.

WE FACE STRONG COMPETITION FROM LARGER AND WELL-ESTABLISHED COMPANIES, WHICH COULD HARM OUR BUSINESS AND ABILITY TO OPERATE PROFITABLY.

Our industry is competitive. There are many different 3D printing and RP companies in the United Kingdom and North America and our services will not be unique to their services. Even though the industry is highly fragmented, it has a number of large and well-established companies, which are profitable and have developed a brand name. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market. Our inability to compete effectively with larger companies could have a material adverse effect on our business activities, financial condition and results of operations.

IF WE ARE UNABLE TO RETAIN OUR KEY OPERATING PERSONNEL AND ATTRACT ADDITIONAL SKILLED OPERATING PERSONNEL, OUR DEVELOPMENT OF NEW PRODUCTS WILL BE DELAYED AND OUR PERSONNEL COSTS WILL INCREASE.

Our growth plans require us to retain key employees in, and to hire additional skilled employees to enhance existing products and develop new products. Our inability to retain and hire key engineers and other employees could delay our development and introduction of new products, which would adversely affect our revenues. In addition, a possible shortage of such personnel in our region could require us to pay more to retain and hire key employees, thereby increasing our costs.

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR EXECUTIVE OFFICERS AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success depends substantially on the continued services of our executive officers. In particular, our performance depends, in large part, upon our officers and their existing relationships in the industry. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROL REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission ("SEC") and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under SEC rules, we are required to include management's report on internal controls as part of our annual report, pursuant to Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

RISKS RELATED TO DOING BUSINESS INTERNATIONALLY

OUR INTERNATIONAL OPERATIONS POSE CURRENCY RISKS, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction and translation risks. In general, we conduct our business, earn revenue and incur costs in the local currency of the country in which we operate, which is pound sterling. As a result, our international operations present risks from currency exchange rate fluctuations. The financial condition and results of operations are reported in the relevant local currency, pound sterling, and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between any foreign currencies and the U.S. dollar will affect the recorded levels of our foreign assets and liabilities, as well as our revenues, cost of goods sold, and operating margins, and could result in exchange losses in any given reporting period.

In the future, we may not benefit from favorable exchange rate translation effects, and unfavorable exchange rate translation effects may harm our operating results. In addition to currency translation risks, we incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a different currency from the currency in which we receive revenues. In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk.

Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

THE CURRENT ECONOMIC ENVIRONMENT AND UNCERTAINTY IN THE EUROPEAN UNION COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its member economies, such as Greece, Portugal, Spain, Ireland, and Italy, could have significant implications on our plans to expand into the European Union. Certain European Union member states have significant fiscal obligations, which have caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused liquidity to be less abundant. A weaker European economy has caused and may continue to cause market participants to lose confidence in the safety and soundness of European financial institutions and the stability of European Union member economies, and may likewise affect other global institutions and the stability of the global financial markets.

In addition, the possible abandonment of the Euro currency by one or more members of the European Union could materially affect our business in the future. Despite measures taken by the European Union to provide funding to certain European Union member states in financial difficulties and by a number of European countries to stabilize their economies and reduce their debt burdens, it is possible that the Euro could be abandoned as a currency in the future by countries that have already adopted its use. This could lead to the re-introduction of individual currencies in one or more European Union member states, or in more extreme circumstances, the dissolution of the European Union. The effects on our business of a potential dissolution of the European Union, the exit of one or more European Union member states from the European Union or the abandonment of the Euro as a currency, are impossible to predict with certainty, and any such events could have a material adverse effect on our business, trading volumes and results of operations, particularly in the long term.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH THE LEGISLATIVE, JUDICIAL, ACCOUNTING, REGULATORY, POLITICAL AND ECONOMIC RISKS AND CONDITIONS SPECIFIC TO THE COUNTRIES OR REGIONS IN WHICH WE OPERATE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We currently conduct operations in United Kingdom, and plan on expanding our operations to additional international markets, including the United States, European Union and China. Our future operating results in international markets could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.

Moreover, the economies of some of the countries in which we currently have, or plan to have operations, have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous officers located in countries which have historically been less stable than the United States. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

CURRENT GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS AND RESULTS OF OPERATIONS.

The recent disruptions in the current global credit and financial markets has led to diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

BECAUSE OUR ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES AND ALL OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE THEIR RIGHTS BASED ON UNITED STATES FEDERAL SECURITIES LAWS OR ANY UNITED STATES COURT JUDGMENTS AGAINST US AND OUR OFFICERS AND DIRECTORS.

Our operating company and all of our assets are currently located in the United Kingdom. In addition, all of our current directors and officers reside outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the United Kingdom and, even if civil judgments are obtained in United States courts, to enforce such judgments in United Kingdom courts.

FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT OR OTHER APPLICABLE ANTI-CORRUPTION LEGISLATION COULD RESULT IN FINES, CRIMINAL PENALTIES AND AN ADVERSE EFFECT ON OUR BUSINESS.

We plan to operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our affiliated entities or our respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

OUR BOARD OF DIRECTORS DOES NOT INTEND TO DECLARE OR PAY ANY DIVIDENDS TO OUR STOCKHOLDERS IN THE FORESEEABLE FUTURE.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Pursuant to our Articles of Incorporation, we currently have 100,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. As of the date of this Quarterly Report on Form 10-Q, we have 60,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders. In addition, we may elect to issue preferred stock or other securities in the future having rights and preferences greater to our common stock. Pending approval by a majority of our stockholders, our articles of incorporation will provide that the Board may designate the rights and preferences of preferred stock without a vote by the stockholders.

A LIMITED PUBLIC TRADING MARKET EXISTS FOR OUR COMMON STOCK, WHICH MAKES IT MORE DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR COMMON STOCK IN THE PUBLIC MARKETS.

Our common stock is not listed on any stock exchange. Although our common stock is quoted on the OTC Bulletin Board, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTC Bulletin Board. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

SHARES OF OUR COMMON STOCK THAT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, REGARDLESS OF WHETHER SUCH SHARES ARE RESTRICTED OR UNRESTRICTED, ARE SUBJECT TO RESALE RESTRICTIONS IMPOSED BY RULE 144, INCLUDING THOSE SET FORTH IN RULE 144(I) WHICH APPLY TO A "SHELL COMPANY." IN ADDITION, ANY SHARES OF OUR COMMON STOCK THAT ARE HELD BY AFFILIATES, INCLUDING ANY RECEIVED IN A REGISTERED OFFERING, WILL BE SUBJECT TO THE RESALE RESTRICTIONS OF RULE 144(I).

Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a "shell company" pursuant to Rule 144 prior to the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the Current Report on Form 8-K reflecting the Company's status as a non-"shell company" was filed. Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Current Report on Form 8-K filed on November 14, 2013 and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a "shell company" could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is categorized as a "penny stock". The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above,  the Financial  Industry
Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE MAY NOT QUALIFY TO MEET LISTING STANDARDS TO LIST OUR STOCK ON AN EXCHANGE.

The SEC approved listing standards for companies using reverse mergers to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse merger company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financials. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange's decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. In order for the minimum stock price requirement to not apply, we must satisfy the one year trading requirement and file at least four (4) annual reports with the SEC after the Exchange Transaction. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of our securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2013, that were not previously disclosed in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

2.1 Stock Exchange Agreement by and among the Company, Umicron and the Selling Shareholders, dated October 29, 2013 (incorporated by reference to the registrant's Current Report on Form 8-K filed on November 14,
         2013).

3.1      Articles  of   Incorporation   (incorporated   by   reference   to  the
         registrant's  Registration  Statement  on Form S-1 filed on August  27,
         2010).

3.2 Bylaws (incorporated by reference to the registrant's Registration Statement on Form S-1 filed on August 27, 2010).

10.1 Employment Contract between Umicron and Matthew Lummis, dated October 5, 2013 (incorporated by reference to the registrant's Current Report on Form 8-K filed on November 14, 2013).

10.2 Employment Contract between Umicron and Luke Ruffell, dated October 5, 2013 (incorporated by reference to the registrant's Current Report on Form 8-K filed on November 14, 2013).

10.3 Employment Contract between Umicron and Feroz Khan, dated October 5, 2013 (incorporated by reference to the registrant's Current Report on Form 8-K filed on November 14, 2013).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101      Interactive Data File**

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

                                           MAKISM 3D CORP.
                                           a Nevada corporation


Dated: November 14, 2013                   By: /s/ Matthew Lummis
                                              ----------------------------------
                                               Matthew Lummis
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)