Form 10-Q
period 2013-12-31
Makism 3D Corp.
filed 2014-02-19
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2013

                                       or

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated  filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at February 19, 2014
          -----                                --------------------------------

Common stock, par value $.0001                            60,000,000

                                 MAKISM 3D CORP.

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statement of Stockholders' Deficit                                 5
            Statements of Cash Flows                                           6
            Notes to Financial Statements                                      7

Item 2.  Management's Discussion & Analysis of Financial Condition
         & Results of Operations                                               9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4.  Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 1A. Risk Factors                                                         13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Mine Safety Disclosures                                              13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Makism 3D Corp.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                December 31, 2013       June 30, 2013
                                                                -----------------       -------------
                                                                   (Unaudited)            (Audited)
                                     ASSETS

Current Assets:
  Cash                                                             $  149,466             $       --
  Prepaid expenses                                                      2,604                     --
                                                                   ----------             ----------
      Total current assets                                            152,070                     --
                                                                   ----------             ----------
Non-current assets:
  Machinery, net of $1,272 accumulated depreciation                    11,451                     --
                                                                   ----------             ----------

      Total assets                                                 $  163,521             $       --
                                                                   ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                 $   25,622             $       --
  Loans payable - director                                             30,509                     --
                                                                   ----------             ----------
      Total current liabilities                                        56,131                     --
                                                                   ----------             ----------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                     --                     --
  Common stock, 100,000,000 shares authorized,
    par value $0.0001, 60,000,000 and 70,000,000 shares
    issued and outstanding                                              6,000                  2,700
  Additional paid in capital                                          462,429                 (2,700)
  Deficit accumulated during the development stage                   (361,039)                    --
                                                                   ----------             ----------
      Total stockholders' equity (deficit)                            107,390                     --
                                                                   ----------             ----------

      Total liabilities and stockholders' deficit                  $  163,521             $       --
                                                                     ==========           ==========

                                 Makism 3D Corp.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       Cumulative
                                Three Months      Three Months      Six Months        Six Months    December 6, 2012
                                   Ended             Ended            Ended             Ended        (Inception) to
                                December 31,      December 31,     December 31,      December 31,     December 31,
                                    2013              2012             2013              2012             2013
                                ------------      ------------     ------------      ------------     ------------
Expenses:
  Operating expenses            $    228,971      $         --     $    361,039      $         --     $    361,039
                                ------------      ------------     ------------      ------------     ------------

Net Loss                        $   (228,971)     $         --     $   (361,039)     $         --     $   (361,039)
                                ============      ============     ============      ============     ============
Basic and Diluted
  Loss per Common Share         $      (0.00)     $         --     $      (0.01)     $         --
                                ============      ============     ============      ============
Weighted Average number of
 Common Shares Outstanding        60,000,000        30,000,000       60,000,000        30,000,000
                                ============      ============     ============      ============

                                 Makism 3D Corp.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                          Common Stock           Additional     During the          Total
                                      ----------------------      Paid in       Development     Stockholders'
                                      Shares          Amount      Capital          Stage           Deficit
                                      ------          ------      -------          -----           -------
INCEPTION, DECEMBER 6, 2012

Shares issued to founder            27,000,000       $  2,700    $  (2,700)     $       --       $      --
                                    ----------       --------    ---------      ----------       ---------
BALANCE JUNE 30, 2013               27,000,000          2,700       (2,700)                             --

Shares issued for consulting
 services                            1,800,000            180       45,459                          45,639

Shares issued for cash               1,200,000            120       29,726                          29,846

Contributed Services                                                75,000                          75,000

Shares issued for cash               1,000,000            100      349,900                         350,000

Shares deemed as issued to
 Makism's shareholders              29,000,000          2,900      (34,956)                        (32,056)

Net loss - thru December 31, 2013                                                 (361,039)       (361,039)
                                    ----------       --------    ---------      ----------       ---------

BALANCE DECEMBER 31, 2013           60,000,000       $  6,000    $ 462,429      $ (361,039)      $ 107,390
                                    ==========       ========    =========      ==========       =========

                                 Makism 3D Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the Period From
                                                              Six Months Ended                December 6, 2012
                                                        ---------------------------------      (Inception) to
                                                        December 31,         December 31,        December 31,
                                                           2013                 2012                2013
                                                        ----------           ----------          ----------
OPERATING ACTIVITIES
  Net loss                                              $ (361,039)          $       --          $ (361,039)
  Non cash items
    Depreciation                                             1,272                   --               1,272
    Consulting fees paid in stock                           45,639                   --              45,639
    Contributed services                                    75,000                   --              75,000
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     (Increase) decrease in prepaid expenses                (2,604)                  --              (2,604)
     Increase (decrease) in accounts payable                14,838                   --              14,838
                                                        ----------           ----------          ----------
          Net cash used by operating activities           (226,894)                  --            (226,894)
                                                        ----------           ----------          ----------
INVESTING ACTIVITIES
  Cash paid for purchase of fixed assets                   (12,652)                  --             (12,652)
                                                        ----------           ----------          ----------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director              9,166                   --               9,166
  Proceeds from the sale of common stock                   379,846                   --             379,846
                                                        ----------           ----------          ----------
          Net cash provided by financing activities        389,012                   --             389,012
                                                        ----------           ----------          ----------

Net Increase (Decrease) in Cash                            149,466                   --             149,466

Cash, Beginning of Period                                       --                   --                  --
                                                        ----------           ----------          ----------

Cash, End of Period                                     $  149,466           $       --          $  149,466
                                                        ==========           ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $       --           $       --          $       --
                                                        ==========           ==========          ==========
  Income taxes                                          $       --           $       --          $       --
                                                        ==========           ==========          ==========

                                 Makism 3D Corp.
                          (A Development Stage Company)
                                December 31, 2013
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

Umicron Ltd., a development stage company, was incorporated on December 6, 2012 under the laws of England and Wales. The Company intends to engage in the development and sale of 3D printers.

On October 29, was combined with the public registered Company Makism 3D Corp in a transaction accounted for as a reverse merger.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 8-K filed with the SEC on November 4, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 8-K, have been omitted.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR-END

The Company elected June 30 as its fiscal year ending date.

NOTE 3 - GOING CONCERN

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the period from December 6, 2012 (inception) through December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - LOANS PAYABLE - DIRECTOR

The loans are advances, unsecured and payable on demand with no interest.

NOTE 5 - STOCKHOLDERS' EQUITY

On December 6, 2012, Umicron, Ltd issued 1,000 shares to its founder at zero valuation. When Umicron was purchased by Makism 3D on October 29, 2013 in a transaction accounted for as a reverse merger, the 1,000 shares were exchanged for 27,000,000 shares. All other share amounts listed in these financial statements are at their exchanged amounts.

On March 11, 2013, the Company issued 1,200,000 shares to two third parties for services with a total value of $29,846. During 2013 the Company sold 1,800,000 shares for total proceeds of $45,639. During 2013, various stockholders performed services for the Company valued at $75,000.

On October 29, 2013, the Company issued 29,000,000 shares of common stock in exchange for 100% of the issued and outstanding shares of Umicron Ltd.

On October 29, 2013, the Company cancelled 41,000,000 shares of common stock.

On October 29, 2013, the Company issued 1,000,000 shares for $350,000 paid up front and another $250,000 due after the company has designed, manufactured, sold and delivered 10 3D printers. Should this event occur and the additional payment is not made, 500,000 of the shares must be returned and canceled.

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

RESULTS OF OPERATIONS

Financial Condition as of December 31, 2013

We reported total current assets of $152,070 at December 31, 2013 being cash in the bank and prepaid expenses. Total current liabilities reported of $56,131 consisted of accounts payable and a loan payable to a director. We had working capital of $95,939 at December 31, 2013.

Stockholders' Equity increased from a deficit of $32,056 at December 31, 2012 to $107,390 at December 31, 2013. This increase is due primarily to the issuance of common stock for cash.

CASH AND CASH EQUIVALENTS

As of December 31, 2013, we had cash of $149,466. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital to fund our operational and research and development needs over the next twelve months.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2013 TO THE THREE MONTHS ENDED DECEMBER 31, 2012

REVENUES

We are in the research and development phase and had no customers or revenues during this period.

OPERATING EXPENSES

During the three months ended December 31, 2013, we incurred operating expenses of $228,971 as compared to operating expenses of $0 for the three months ended December 31, 2012. Our operating expenses for the three months ended December 31, 2013 consisted of professional fees, consulting fees, research and development and office and miscellaneous. The increase is attributable to the Company starting operations in developing a 3D printer for market.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2013 TO THE SIX MONTHS ENDED DECEMBER 31, 2012

REVENUES

We are in the research and development phase and had no customers or revenues during this period.

OPERATING EXPENSES

During the six months ended December 31, 2013, we incurred operating expenses of $361,039 as compared to operating expenses of $0 for the six months ended December 31, 2012. Our operating expenses for the six months ended December 31, 2013 consisted of professional fees, consulting fees, research and development and office and miscellaneous. The increase is attributable to the Company starting operations in developing a 3D printer for market..

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $228,894 and $0 for the six months ended December 31, 2013 and 2012, respectively. The increase is attributable to the Company starting operations in developing a 3D printer for market.

As of December 31, 2013, we had cash on hand of $149,466 and working capital of $95,939.

Cash used in investing activities was $12,652 and $0 for the six months ended December 31, 2013 and 2012, respectively. In 2013, this amount consisted of purchases of equipment.

Cash provided by financing activities was $389,012 and $0 for the six months ended December 31, 2013 and 2012, respectively. During the six months ended December 31, 2013, we received cash from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2013 as a result of material weaknesses in internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

     * We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

     * We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

     * We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

     * We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Mr. Matthew Lummis, has been our Chief Financial Officer since October 29, 2013. He has had limited experience and education in accounting and minimal training with U.S. GAAP.

     * We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of our securities without registration under the Securities Act of 1933, as amended, during the three months ended December 31, 2013, that were not previously disclosed in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K.

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

                                      MAKISM 3D CORP.
                                      a Nevada corporation


                                      By: /s/ Luke Ruffell
                                          --------------------------------------
Dated: February 19, 2014                  Luke Ruffell
                                          Chief Executive Officer, President
                                          and Chairman
                                          (Principal Executive Officer)


Dated: February 19, 2014              By:  /s/ Matthew Lummis
                                          --------------------------------------
                                          Matthew Lummis
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)