Form 10-Q
period 2014-03-31
Makism 3D Corp.
filed 2014-05-20
CIK 1495850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2014

                                       or

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

                             Future Business Centre
                               Cambridge, CB4 2HY
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

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter)  during the  preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files) [ ] Yes [X] No

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

          Class                                      Outstanding at May 13, 2014
          -----                                      ---------------------------
Common stock, par value $.0001                                60,000,000
                                 MAKISM 3D CORP.

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statement of Stockholders' Deficit                                 5
            Statements of Cash Flows                                           6
            Notes to Financial Statements                                      7

Item 2.  Management's Discussion & Analysis of Financial Condition
         & Results of Operations                                               9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4.  Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 1A. Risk Factors                                                         13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Mine Safety Disclosures                                              13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Makism 3D Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                March 31, 2014       June 30, 2013
                                                                --------------       -------------
                                                                  (Unaudited)

                                  ASSETS

Current Assets:
  Cash                                                            $  117,571           $       --
  Receivables                                                          9,326                   --
  Prepaid expenses                                                     4,343                   --
                                                                  ----------           ----------
      Total current assets                                           131,240                   --
                                                                  ----------           ----------
Non-current Assets:
  Machinery, net of accumulated depreciation of $1,272                27,050                   --
                                                                  ----------           ----------

      Total assets                                                $  158,290           $       --
                                                                  ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                $   24,487           $       --
  Loans payable - director                                            30,509                   --
                                                                  ----------           ----------
      Total current liabilities                                       54,996                   --
                                                                  ----------           ----------

      Total liabilities                                               54,996                   --
                                                                  ----------           ----------
Stockholders' Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued or outstanding                     --                   --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 60,000,000 and 27,000,000 shares
   issued and outstanding, respectively                                6,000                2,700
  Additional paid in capital                                         502,429               (2,700)
  Deficit accumulated during the development stage                  (405,135)                  --
                                                                  ----------           ----------
      Total stockholders' equity (deficit)                           103,294                   --
                                                                  ----------           ----------

      Total liabilities and stockholders' deficit                 $  158,290           $       --
                                                                  ==========           ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 Makism 3D Corp.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          Cumulative
                                Three Months      Three Months      Nine Months       Nine Months         May 4, 2010
                                   Ended             Ended             Ended             Ended          (Inception) to
                               March 31, 2014    March 31, 2013    March 31, 2014    March 31, 2013     March 31, 2014
                               --------------    --------------    --------------    --------------     --------------

Revenue                         $         --      $         --      $         --      $         --       $         --
                                ------------      ------------      ------------      ------------       ------------
Expenses:
  Operating expenses                  44,096                --           405,135                --            405,135
                                ------------      ------------      ------------      ------------       ------------
      Total expenses                  44,096                --           405,135                --            405,135
                                ------------      ------------      ------------      ------------       ------------

Loss before income taxes             (44,096)               --          (405,135)               --           (405,135)

Provision for Income Taxes                --                --                --                --                 --
                                ------------      ------------      ------------      ------------       ------------

Net Loss                        $    (44,096)     $         --      $   (405,135)     $         --       $   (405,135)
                                ============      ============      ============      ============       ============
Basic and Diluted
 Loss per Common Share          $      (0.00)     $         --      $      (0.01)     $         --
                                ============      ============      ============      ============
Weighted Average number of
 Common Shares Outstanding        58,200,000        70,000,000        44,803,000        70,000,000
                                ============      ============      ============      ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 Makism 3D Corp.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                Common Stock           Additional     During the          Total
                                            ----------------------      Paid in       Development     Stockholders'
                                            Shares          Amount      Capital          Stage           Deficit
                                            ------          ------      -------          -----           -------

INCEPTION, DECEMBER 6, 2012
 Shares issued to founder                 27,000,000       $   2,700    $  (2,700)     $       --       $      --
                                          ----------       ---------    ---------      ----------       ---------
Balance, June 30, 2012                    27,000,000           2,700       (2,700)             --              --

Shares issued for consulting services      2,800,000             280      395,359              --         395,639

Shares issued for services                 1,200,000             120       29,726              --          29,846

Contributed Services                              --              --       75,000              --          75,000

Shares deemed as issued to Makism
 sharehoders                              29,000,000           2,900      (34,956)             --         (32,056)

Net loss                                          --              --           --        (405,135)       (405,135)
                                          ----------       ---------    ---------      ----------       ---------

BALANCE MARCH 31, 2014                    60,000,000       $   6,000    $ 462,429      $ (405,135)      $  63,294
                                          ==========       =========    =========      ==========       =========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 Makism 3D Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the Period From
                                                               Nine Months Ended                  May 4, 2010
                                                       -----------------------------------      (Inception) to
                                                       March 31, 2014       March 31, 2013      March 31, 2014
                                                       --------------       --------------      --------------

OPERATING ACTIVITIES
  Net loss                                               $ (405,135)          $       --          $ (405,135)
  Non cash items
    Consulting fees paid in stock                            29,846                   --              29,846
    Contributed services                                     75,000                                   75,000
  Amortization                                                1,272                   --               1,272
  Adjustments To Reconcile Net Loss To Cash
   Used By Operating Activities
    (Increase) decrease in receivables                       (9,326)                                  (9,326)
    (Increase) decrease in prepaid expenses                  (4,343)                  --              (4,343)
    Increase (decrease) in accounts payable                  13,774                   --              13,774
                                                         ----------           ----------          ----------
          Net cash used by operating activities            (298,912)                  --            (298,912)
                                                         ----------           ----------          ----------
INVESTING ACTIVITIES
  Cash paid for purchase of fixed assets                    (28,322)                  --             (28,322)
                                                         ----------           ----------          ----------
          Net cash used by investing activities             (28,322)                  --             (28,322)
                                                         ----------           ----------          ----------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director               9,166                   --               9,166
  Proceeds from the sale of common stock                    435,639                   --             435,639
                                                         ----------           ----------          ----------
          Net cash provided by financing activities         444,805                   --             444,805
                                                         ----------           ----------          ----------

Net Increase (Decrease) in Cash                             117,571                   --             117,571

Cash, Beginning of Period                                        --                   --                  --
                                                         ----------           ----------          ----------

Cash, End of Period                                      $  117,571           $       --          $  117,571
                                                         ==========           ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Liabilities from reverse merger                            32,056                   --              32,056

Cash paid during the period for:
  Interest                                               $       --           $       --          $       --
                                                         ==========           ==========          ==========
  Income taxes                                           $       --           $       --          $       --
                                                         ==========           ==========          ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 Makism 3D Corp.
                          (A Development Stage Company)
                                 March 31, 2014
                        Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Umicron Ltd., a development  stage company,  was  incorporatedunder  the laws of
England and Wales.  The Company intends to engage in the development and sale of
3D printers.

On October 29, Umicron was combined with the public registered Company Makism 3D
Corp,  incorporated on May 4, 2010, in a transaction  accounted for as a reverse merger.

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

NOTE 3 - GOING CONCERN

As reflected in the financial statements,  the Company had a deficit accumulated during the development  stage at March 31, 2014, a net loss and net cash used in operating  activities for the period from December 6, 2012  (inception)  through
March 31,  2014.  These  factors  raise  substantial  doubt about the  Company's ability to continue as a going concern. In response to these conditions,  we may raise  additional  capital  through  the sale of equity  securities,  through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - LOANS PAYABLE - DIRECTOR

The Company was  advanced  funds from a director to pay for  operating  expenses during the year.  The  advances  are  unsecured  and  payable on demand  with no interest.  At March 31,  2014,  the  company has  $30,509  outstanding  in loans payable to the director.

NOTE 5 - COMMON STOCK

On March 11, 2013, the Company issued  1,200,000 shares to two third parties for services with a total value of $29,846.  During 2013, the Company sold 1,800,000 shares  for  total  proceeds  of  $45,639.  During  2013,  various  stockholders performed services for the Company valued at $75,000.

On October 29, 2013,  the Company  issued  29,000,000  shares of common stock in exchange for 100% of the issued and outstanding shares of Umicron Ltd.

On October 29, 2013, the Company cancelled 41,000,000 shares of common stock.

On October 29, 2013,  the Company issued  1,000,000  shares for $350,000 paid up front and another  $250,000  due after the company has  designed,  manufactured, sold and  delivered 10 3D printers.  Should this event occur and the  additional payment is not made,  500,000 of the shares must be returned  and  canceled.  To date, the Company  received an additional  $40,000 which will be applied against the $250,000 due after the Company has achieved this milestone.

NOTE 6 - REVERSE MERGER

On October 29, 2013, Makism 3D bought Umicron for 30,000,000 shares. As a result of the Exchange  Transaction,  the Selling Shareholders  acquired  approximately
50.67% of the companies issued and outstanding common stock in a reverse merger,
Umicron  became a  wholly-owned  subsidiary,  and the  Registrant  acquired  the business and operations of Umicron.  In addition,  the Company's  former officer and director  surrendered  41,000,000 shares. As such,  immediately prior to the
Exchange Transaction and after giving effect to the foregoing  cancellations and issuances  pursuant to the  private  placement  offering  described  above,  the
Registrant had 70,000,000  shares  outstanding.  Immediately  after the Exchange
Transaction, the Registrant had 60,000,000 shares issued and outstanding.

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

We recently moved into a new development and  manufacturing  facility located at the Future Business Centre in Cambridge, UK.

We are focused on the  development of a low cost  professional-grade  3D printer targeted at the home, professional, and educational markets.

As of the date of this  Quarterly  Report on Form  10-Q,  we have  generated  no revenue.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF MARCH 31, 2014

We reported total current assets of $131,240 at March 31, 2014 being cash in the bank,  receivables and prepaid expenses.  Total current liabilities  reported of
$54,996  consisted of accounts payable and a loan payable to a director.  We had working capital of $76,244 at March 31, 2014.

Stockholders' Equity increased from $0 at June 30, 2014 to $103,294 at March 31,
2014.  This increase is due primarily to the acquisition of Umicron Ltd. and the concurrent private placement.

CASH AND CASH EQUIVALENTS

As of March 31, 2014, we had cash of $117,571.  We anticipate that a substantial amount of cash will be used as working  capital and to execute our  strategy and business  plan.  As  such,  we  further  anticipate  that we will  have to raise additional  capital to fund our operational  and research and development  needs over the next twelve months.

COMPARISON  OF THE THREE  MONTHS  ENDED MARCH 31, 2014 TO THE THREE MONTHS ENDED
MARCH 31, 2013

REVENUES

We are in the  research and  development  phase and had no customers or revenues during this period.

OPERATING EXPENSES

During the three months ended March 31, 2014, we incurred  operating expenses of
$44,096 as compared to operating expenses of $0 for the three months ended March
31,  2013.  Our  operating  expenses  for the three  months ended March 31, 2014 consisted of professional  fees,  consulting fees,  research and development and office and  miscellaneous.  The increase is attributable to the Company starting operations in developing a 3D printer for market.

COMPARISON  OF THE NINE MONTHS  ENDED  MARCH 31,  2014 TO THE NINE MONTHS  ENDED
MARCH 31, 2013

REVENUES

We are in the  research and  development  phase and had no customers or revenues during this period.

OPERATING EXPENSES

During the nine months ended March 31, 2014, we incurred  operating  expenses of
$405,135as  compared to operating expenses of $0 for the nine months ended March
31,  2013.  Our  operating  expenses  for the nine  months  ended March 31, 2014 consisted of professional  fees,  consulting fees,  research and development and office and  miscellaneous.  The increase is attributable to the Company starting operations in developing a 3D printer for market.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31,  2014,  we had cash on hand of $117,571  and working  capital of
$76,244.

Net cash used in  operating  activities  was $298,912 and $0 for the nine months ended March 31, 2014 and 2013, respectively. The increase is attributable to the
Company starting operations in developing a 3D printer for market.

Cash used in investing  activities  was $28,322 and $0 for the nine months ended
March 31, 2014 and 2013,  respectively.  In 2014,  this amount  consisted of the purchase of fixed assets.

                                       10
Cash  provided by financing  activities  was $444,805 and $0 for the nine months ended March 31, 2014 and 2013, respectively.  During the nine months ended March
31, 2014, we received cash from the issuance of common stock.

We believe that our cash on hand will not be sufficient to meet our  anticipated cash  requirements  through the next 12 months. As such, on October 29, 2013, we entered into a Securities  Purchase  Agreement  (the "Purchase  Agreement")  and
consummated a closing of a private  placement  offering (the "Offering") with an accredited  investor  (the  "Investor")  for the  issuance and sale of 1,000,000 shares of common  stock of the  Company  (the  "Offering  Shares") at a purchase price of $0.60 per share, for an aggregate consideration of $600,000.

We received an additional  $40,000 USD to be applied to a future  payment should we achieve  certain  milestones.  Should the  milestones  not be achieved,  this amount is not required to be refunded.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation,  under the supervision and with the  participation of our  management,  including  our President  (who is our  Principal  Executive
Officer) and our Treasurer (who is our Principal Financial Officer and Principal
Accounting  Officer),  of the  effectiveness  of the  design  of our  disclosure controls  and  procedures  (as  defined  by  Exchange  Act  Rules  13a-15(e)  or
15d-15(e)) as of March 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer

                                       11
concluded  that our  disclosure  controls and procedures are not effective as of
March 31, 2014 as a result of material  weaknesses  in  internal  controls  over financial  reporting.  A material weakness is a deficiency,  or a combination of control  deficiencies,  in internal  control over financial  reporting such that there is a reasonable  possibility that a material misstatement of the Company's interim  financial  statements  will not be  prevented  or  detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal  controls over  financial  reporting  that occurred  during the quarterly  period ended March 31, 2014 that have materially affected,  or are reasonably likely to materially  affect, our internal controls over financial  reporting.  We believe that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the objectives of the control  system are met, and no evaluation of controls can provide  absolute assurance  that all control  issues and instances of fraud,  if any,  within any company have been detected.

                                       12
                           PART II - OTHER INFORMATION

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

10.1     Lease  Agreement,  dated May 2, 2014,  between  Umicron  Ltd. and Allia
         Ltd.*

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

32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act.*

32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act.*

101      Interactive Data File

----------
* Filed herewith.

                                       13
                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                      MAKISM 3D CORP.
                                      a Nevada corporation

Dated: May 20, 2014                   By: /s/ Luke Ruffell
                                          --------------------------------------
                                          Luke Ruffell
                                          Chief Executive Officer, President
                                          and Chairman
                                          (Principal Executive Officer)

Dated: May 20, 2014                   By:  /s/ Matthew Lummis
                                          --------------------------------------
                                          Matthew Lummis
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                       14