Form 10-K
period 2014-06-30
Makism 3D Corp.
filed 2014-10-14
CIK 1495850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For fiscal year ended June 30, 2014

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

         Suite R, Bristol Court
        Martlesham Business Park
            United Kingdom                                        IP5 3RY
(Address of principal executive offices)                         (Zip Code)

                               011-44-01954-715030
              (Registrant's telephone number, including area code)

                             Future Business Centre
                               Cambridge, CB4 2HY
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $24,827,586

As of October 14, 2014, there were 60,000,000 shares of our common stock issued and outstanding.

                                 MAKISM 3D CORP.

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

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Makism 3D Corp. The term "fiscal year" refers to our fiscal year ending June 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I

ITEM 1.      Business                                                          3
ITEM 1A.     Risk Factors                                                     12
ITEM 1B.     Unresolved Staff Comments                                        24
ITEM 2.      Properties                                                       24
ITEM 3.      Legal Proceedings                                                24
ITEM 4.      Mine Safety Disclosures                                          24

Part II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                25
ITEM 6.      Selected Financial Data                                          26
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        26
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk       28
ITEM 8.      Financial Statements and Supplementary Data                      29
ITEM 9.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         38
ITEM 9A.     Controls and Procedures                                          38
ITEM 9B.     Other Information                                                39

PART III

ITEM 10.     Directors, Executive Officers, and Corporate Governance          39
ITEM 11.     Executive Compensation                                           43
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  45
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     46
ITEM 14.     Principal Accounting Fees and Services                           47

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                          49
             Signatures                                                       50

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

We are a development stage company that was incorporated under the laws of the State of Nevada on May 4, 2010 under the name "Advanced Cellular, Inc." with an initial focus on developing and commercializing a performance management system to be used by cellular network operators.

On February 20, 2013, we effected a 5 for 1 forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split"). On October 28, 2013, upon approval from the Financial Industry Regulatory Authority ("FINRA"), we effected a name change to "Makism 3D Corp."

On October 29, 2013, we entered into and consummated a voluntary share exchange transaction with Umicron Ltd., a private limited company organized under the laws of England and Wales ("Umicron"), and the shareholders of Umicron ("Selling Shareholders") pursuant to a Stock Exchange Agreement (the "Exchange Agreement") by and among the Company, Umicron, and the Selling Shareholders. As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 50.67% of our issued and outstanding common stock, Umicron became our wholly-owned subsidiary, and we acquired the business and operations of Umicron (the "Exchange Transaction").

Our mission is to design and build the most desirable consumer and professional level 3D printers. We believe there is enormous scope for innovation within the design, usability, and engineering of 3D printers. Accordingly, we are developing a reliable and cost-effective solution for the home, professional, and educational markets for 3D printers.

Our offices are currently located at Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom. Our telephone number is 011-44-1473-621351.

STRATEGY

We are focused on the manufacture of a cost effective professional-grade 3D printer targeted at the home, professional, and educational markets.

Our 3D printer, named "Wideboy" will include components and design features similar to those found in commercial 3D printing applications. Wideboy will initially be optimised for use with common Poly Lactic Acid (PLA) material to enable users to produce fast, accurate and low-cost prototypes. The near-term goal of the Company is to produce an entire range of 3D printers that utilize a range of useful materials. We believe that our first product - the "Wideboy" will be an affordable introduction to 3D printing technology for the average customer.

Upon successful manufacture of the "Wideboy" 3D printer, we intend to distribute initially to the United Kingdom (U.K.) market, with the goal of refining our distribution strategy before we invest in additional facilities. At present, we lease an industrial site in Martlesham Heath, United Kingdom. Once distribution, returns and support infrastructure are well established in the U.K. market, we plan to replicate our operational strategy in the European markets.

We plan on manufacturing and assembling our first 3D printer, the "Wideboy" in China.

We will seek to enter the retail arena once the "Wideboy" has a proven distribution infrastructure within the U.K.

Our objective is to develop a less costly solution that addresses what we believe to be weaknesses within the current state of the 3D printing industry, including (i) the lack of application for many existing machines due to limited choice of materials (usually PLA)(ii) the industrial look of many machines which often looks out of place in a casual setting, and (iii) high expenses for machines, especially for single users. We believe current reliable systems remain cost prohibitive for many industries including, the advanced home user, professional user, and educational markets. Professional-grade machines are often shared between many users. Our objective is to develop a system that can match the capabilities of higher-end professional systems but at a price point manageable for individual users to purchase for use within the educational, home, and professional segments.

Our printer will target the home, professional, and educational markets. We believe the educational and professional segments are typically already familiar with the creation of 3D models and are technically proficient enough to fully utilize our technology. We intend to appease these market segments by placing a strong emphasis on design, reliable engineering, and straight-forward usability. We believe our business model is a reaction to the recent influx of unreliable low-cost home user systems which fail to meet users' expectations.

The average price point of a personal 3D printer averaged $1,208 in 2013, up from $1,138 in 2012. Recent figures estimate the number of personal 3D printers sold in 2013 was 72,503 generating estimated revenue of $87,600,000 worldwide. Growth within this market in the last four years (2010 - 2013) was 171.4%. The average price point of a professional-grade machine was $90,370 in 2013, up from $75,000 in 2012. This represents a 75 times difference in selling prices between these two market segments. Wohlers Associates predicts that the most substantial growth in 2014 will be in systems priced in the range of $5,000 - $20,000. Our product will be a low cost solution in this market.

Our strategy is to position ourselves early in the 3D printing market as a brand known for high quality manufacturing. Additionally, we plan to target the home user market in 2014, with a mass produced product that we believe will meet consumers' needs and expectations.

We believe our competitive advantages include:

     * A system designed with an emphasis on scalable manufacturing by utilizing only freely available components;
     * Innovative design that distinguishes our product from other competing 3D printing systems in our segment;
     * Early targeting of affordable, reliable systems designed for manufacture;
     * Ability to deliver a more consistent product rapidly to worldwide markets;
     * Greater reliability is achieved by delivering a simplified product without untested features;
     * Early targeting of an unsaturated market between the low end ($1,200) and high end ($10,000);
     * Ability to compete at the low end of the market by providing a cost effective machine reliable enough for light-commercial use;
     * Alternative to higher cost professional machines, our systems include essential commercial features but will arrive in a more manageable, effective, and user friendly package; and
     * Potential to meet high-volume orders more rapidly than our competitors.

PRODUCTS

     * WIDEBOY PERSONAL 3D PRINTER - a mid-range personal 3D printer for the consumer, professional and educational markets. Wideboy will feature professional grade design features at an affordable price
     * TEMPERATURE CONTROLLED BUILD CHAMBER - a future upgrade for our Wideboy 3D printer whereby the build chamber will be enclosed and can maintain a constant set temperature.
     * HIGH TEMPERATURE DUAL EXTRUDER CONFIGURATION - a future upgrade for our Wideboy 3D printer whereby a dual extruder configuration optimized for use of support material.
     * BIO-COMPATIBLE EXTRUDER USING SYRINGE BASED METHODS - a future upgrade whereby the extruder carriage is adapted for a compressed air-driven syringe with needle valve intended to offer compatibility with organic matter or food stuffs (pastes).
     * PROFESSIONAL GRADE LASER SINTERING DEVICE - a new commercial-grade 3D printer that utilizes selective laser sintering technology to produce cost effective metal parts. The machine will take form of a white goods appliance and will be designed for advanced home, workshop and commercial-use.
     * 3D IMAGE PROCESSING - a cluster of integrated image sensors allowing delivery of visual feedback from printed material.
     * 3D SCANNING OR RECOGNITION - Image sensors located inside the build chamber allow low-medium resolution 3D scans or the capability to reference objects against a repository of high resolution printable models.
     * WEB-BASED REPOSITORY FOR PRINTABLE 3D MODELS - an online database for high quality, useful 3D printable files available for free or at cost.
     * PACKAGED FILAMENT SUPPLIES - a filament cartridge for use with our '"Wideboy'" 3D printer. The cartridge may be moisture sealed, may contain moving parts, and may include sensors.
     * FILAMENT CARTRIDGE LOADING SYSTEM - a method of automating or simplifying the material replenishment process within a 3D printer whereby moving parts inside either the cartridge or 3D printer are activated upon recognition of a microchip such as an erasable programmable read only memory ship (EPROM) or similar process.

ADVANTAGES OF WIDEBOY

     *    High-quality injection molded case;
     *    Optimized for fast, low cost models;
     * Established open-source support infrastructure for firmware and electronics;
     *    High-rigidity steel chassis designed for manufacture;
     *    High quality, easily obtainable components;
     *    Good compatibility with common, low-cost PLA filament.
     *    Open filament system;
     * Returns infrastructure, customers can quickly receive replacement systems;
     *    Planned certification - CE and FCC; and
     * Potentially safer to use within an educational setting due to restricted access to moving parts and non-toxic material residue.

DISADVANTAGES OF WIDEBOY

     *    Poor compatibility with high-temperature thermoplastics;
     * Modifications to the mechanics cannot easily be made without voiding the warranty;
     * High development costs and increased time-to-market due to chosen manufacturing techniques; and
     *    Priced higher than machines at the low end of the home market (below
          $500).

REVENUES AND CUSTOMERS

We plan to sell our products under the "Makism 3D" brand to the home, professional, and educational markets within the 3D printing industry.

The opportunity in this market includes:

     *    Low penetration of low cost professional market (under $5,000);
     *    Growth rate of industry is high and under speculated;
     *    Scope for innovation within design for manufacture and software; and
     * Greater application within creative industry and thus a wider scope for marketing.

Our sales strategy will focus on an approach that is directed to providing 3D content-to-print solutions to meet a wide range of customer needs, including traditional prototyping, 3D printing, print-on-demand services, and rapid manufacturing. We intend to generate revenue through the following methods:

     *    Online sales of Wideboy through our website;
     *    Sales of additional printing materials through our website;
     *    Extended warranties;
     *    Extended support plans;
     *    Distribution through authorized re-sellers;
     * Business-to-business sales to educational institutions and creative businesses; and
     *    Eventual sales of re-furbished `Wideboy' 3D printers.

We intend to focus our initial sales efforts in the U.K., Europe and U.S. Our initial target customer base will encompass the following:

HOME USERS

     *    General/hobbyist
     *    Home workshop
     *    Home office
     *    Home studio

CREATIVE CUSTOMERS

     *    Product designers
     *    Industrial design houses
     *    Jewelers
     *    Animators
     *    Metal working/cast making
     *    Artists
     *    Fashion
     *    Furniture design

PROFESSIONAL CUSTOMERS

     *    Architectural practices
     *    Dental practices

     *    General practices/doctors
     *    Prosthetics
     *    Engineering
     *    Marketing
     *    Advertising

EDUCATIONAL

     *    Pre-school/nursery
     *    Middle/high school
     *    Higher education/undergraduate
     *    PHD/research

TECHNOLOGY

The principle technology used by our 3D printers is an additive manufacturing technology referred to as Fused Filament Fabrication. In this process, thermoplastics are heated to above their glass transition temperature and deposited by an extrusion head onto a platform layer-by-layer. The extruder head follows a path determined by a computer-aided-manufacturing (CAM) software package, and the part is built from the bottom up, one layer at a time. The layer thickness and vertical dimensional accuracy is determined by the extruder die diameter, which ranges from 0.013 to 0.005 inches. In the X-Y plane, 0.001 inch resolution is achievable.

A range of thermoplastic materials are available including ABS, polyamide, polycarbonate, polyethylene, polypropylene, and investment casting wax.

INTELLECTUAL PROPERTY

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

Upon receipt of adequate financing, we plan to file patents on our hardware designs and common law trademarks.

MANUFACTURING

We will manufacture the Wideboy personal 3D printer through third-party manufacturers. There are no current plans to manufacture any elements of the Wideboy on-site in the U.K.

Successful manufacture of our Wideboy 3D printer will rely on relationships established with specialist engineering firms located in the U.K. and/or China. These may consist of one or more relationships established with engineering firms to manufacture and deliver our manufactured parts. Our 3D printer design currently utilizes injection molding, steel formed parts, and machined parts, as well as incorporating off-the-shelf components into the design.

There are several elements that will be injection molded in our design, the most substantial being the 'shell' or exterior which requires a high level of finish. Other elements which are to be located within the interior of the shell do not require a high surface finish and will be less costly to produce.

DISTRIBUTION AND MARKETING

DISTRIBUTION

Our first distribution facility is located in Martlesham, U.K. From these premises, we intend to distribute fully assembled and tested machines directly to our customers and/or distribution partners from sales made primarily through our company website.

Once our sales levels reach a certain threshold, we also plan to employ a direct sales organization, including salespersons that will operate in various areas of the world and establish relationships with potential and existing customers. We believe that a direct selling relationship with our customers is an important building block for the success of our business. Our goal is to establish a strong collaborative aspect to the relationship with our customers by emphasizing and expanding the lines of communication with them. We hope to achieve this in part through an emphasis on direct sales.

We also intend to use sales agents, authorized resellers and distributors to supplement the sales of our products in areas of the world that our direct sales staff does not operate.

Additionally, we intend to distribute our products from a retail premises in the near future, the location of which is yet to be confirmed.

MARKETING

We believe that attendance at trade shows that showcase our products will provide the initial traction for interest in the our brand in the market place. In addition to 3D-printing related trade shows, we plan to establish a presence at key creative and design-based events, such as those relating to design and fashion.

We also plan to lend a number of our Wideboy personal 3D printers to key media outlets, particularly those concerned with new and emerging technology.

We will produce a number of video advertisements that will be hosted on our company Youtube channel. This will give our customers an insight as to who we are as a company and our values. These will be produced professionally by a dedicated film team at a leading film-based University.

INDUSTRY

The term "3D printing" is defined by the ATSM T42 committee as the fabrication of objects through the deposition of a material using a print head, nozzle, or other printer technology. However, the term is often used synonymously with additive manufacturing ("AM"). In particular it is associated with machines that are lower in relative price, and/or overall functional capability.

APPLICATIONS FOR 3D PRINTERS

3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD files, CT and MRI scan data, or 3D digitized data to quickly produce models, using an additive approach. Traditionally, 3D printing has been used by organizations to accelerate product development. Many companies use 3D printing models to test form, fit and function to help improve the time to market.

Frequently, users report rapid pay-back times from using 3D printing, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

A wide variety of end users and organizations use 3D printers. Current markets and applications include: prototyping, tooling, metal casting, architecture, medical, dental, and direct part production. Among the medical applications, prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations and for modeling of prostheses.

PERSONAL 3D PRINTERS

Personal 3D printers are AM machines that sell for less than $5,000. This market has been expanding in recent years, with an influx of new users, media attention, and a lot of hype. We believe there are more than 300 companies and teams developing personal 3D printers worldwide.

Print quality and machine reliability have increased considerably over the past couple years, and many new printers now on the market include dual extruders, automatic tram detection, and heated build platforms. We believe that except for basic improvements, little actual innovation is occurring. Most printers copy the RepRap (discussed below) reference design and improve upon it.

Manufacturing a 3D printer is a complex and difficult undertaking. Many startups have paid little attention to the importance of design for manufacture. This fact alone is a major reason for little innovation in this market segment.

Consumers may soon expect 3D printers to have reliability similar to that of consumer electronics. We believe that many vendors overstate their machines reliability and ease of use, while downplaying technical issues. We believe that currently 3D printers are among the least reliable devices that a consumer can purchase.

REPRAP PROJECT

RepRap is an open-source project founded by Adrian Bowyer at the University of Bath. The project has about 25 core contributors and a vibrant community of people working to build machines. In total, there are an estimated 300 RepRap designs available. Several startups have simply put old RepRap machines in new boxes and branded them as their own. This is a potential threat to the RepRap project as these manufacturers focus on differentiating their machines from the competition and don't actively contribute to the open-source project. These manufacturers often use the open-source moniker as a marketing slogan to sell their machines. The cost of RepRap machines has fallen steadily. Kits are now available for $330-$800 and documentation has improved. Popular designs include the Prusa, Mendel, and Huxley.

INDUSTRY GROWTH

REVENUE FROM AM WORLDWIDE

There is a strong demand for additive manufacturing products and services. The compound annual growth rate (CAGR) of worldwide revenues produced by all products and services over the past 25 years was 25.4%. In 2013 the growth was 34.9% (CAGR) valuing the industry at $3.07 billion.

The average selling price of a professional-grade industrial AM system in 2013 was $90,370, compared to $75,000 in 2012. Industrial AM systems are machines that sell for more than $5,000. The average selling price of a personal 3D printer was $1,208 in 2013, and $1,138 in 2012. The 2013 figures represent a difference of 75 times between the two market segments.

Growth for personal 3D printer sales from 2010 through 2013 was 171.4%. The total number of personal 3D printer sales in 2013 was 72,503, which generated an estimated $87.6M in revenue.

MATERIAL SALES

An estimated $522.8M was spent on materials for all AM systems worldwide in 2013. This in an increase of 26.8% over the $417M in 2012. This segment grew 23% in 2011, and 22.1% in 2010.

MARKET OPPORTUNITY AND FORECAST

Unit sales of professional-grade, industrial grade systems are expected to grow over the next several years. In 2014, Wohlers Associates believe that annual sales will reach 11,000 units worldwide. Systems priced in the range of $5,000 - $20,000 will be responsible for much of this growth.

Unit sales of personal 3D printers are also expected to double this year to an estimated 70,000 units.

COMPETITION

3D printing is a new industry and the market is very turbulent with an influx of competitors entering the market. The relationships between competitors, customers and suppliers are continuously being redefined, which creates the need for competitive forces to be regularly reassessed.

AM companies entering the personal 3D printing marketplace pose the greatest competition to us. These companies hold key patents that could have the most disruptive effects on the 3D printing industry. Barriers to entry into this `home' market are high for these companies as they are typically concerned with selling commercial machines which hold no significant brand equity within the community driven `home market.' The recent acquisition of Makerbot Industries by Stratasys Ltd., a leading professional-grade systems manufacturer, demonstrates the value of such a brand within the `home' market. Makerbot is well positioned to enter the low-end professional market due to its relative high price point and brand recognition obtained by being one of the very first consumer-level 3D printer manufacturers. Ford Motors recently installed a Makerbot Replicator 2 on every engineer's desk.

CHALLENGES IN THE MARKET

     * Quality may not be a priority for all customers; hobby users will prefer low-cost printers.
     * Relatively high price point may make one-off items more cost effective through a printing service (i.e. Shapeways).
     *    The print quality of Shapeways parts are of much greater quality.
     * The customer could buy a printer that is closer to their location; U.S. customers may receive a printer faster from competitors based locally.
     * The customer may wait for a new product or a reaction from a competing company.
     *    Marketplace will be crowded for the next few years.
     *    Low priced machines will occupy a large portion of the market.

GOVERNMENT REGULATION

In order to freely sell our products in the European Economic Area (EEA), we must obtain CE marking. This is to declare that we as a manufacturer abide by the requirements set out in applicable EU directives. CE marking indicates the compliance with EU legislation of a product, wherever in the world manufactured. By affixing a CE marking on our products we as a manufacture declare our conformity with the legal requirements set out within the EU directives that apply to it. Our products will conform to the general principles of the Low Voltage Directive, which is a broad set of objectives for safety regulations which allow electrical equipment to safely be used in other EU countries.

Additionally, we intend to gain Federal Communications Commission (FCC) marking for our Wideboy 3D printer. This mark certifies that the electromagnetic interference from the device is under limits approved by the FCC. The FCC mark is mandatory for all electronics equipment sold in the U.S. classified under part 15 of the FCC regulations.

We are also subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.K., U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

EMPLOYEES

Our team currently consists of two key people. Our backgrounds are mainly in design, software, sales, marketing, recruitment, and business. We are looking to expand our team, go into production, and market our product once we reach our targeted investment goals.

All employees are required to execute non-disclosure agreements as part of their employment. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

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

IF ANY OF OUR MANUFACTURING FACILITIES IS DISRUPTED, SALES OF OUR PRODUCTS WILL BE DISRUPTED, AND WE COULD INCUR UNFORESEEN COSTS. INCORRECT - UPDATE

We manufacture our 3D printers at our facility in Cambridge. If the operations of this facility are disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

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

WE HAVE NO REVENUES AND HAVE INCURRED LOSSES.

We currently have no revenues and we anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate significant revenue or receive additional investment to continue operations. Based on our current business plan, we anticipate that we will continue to incur losses through the year ending June 30, 2015.

OUR AUDITORS HAVE EXPRESSED UNCERTAINTY AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended June 30, 2014.

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

Pursuant to our Articles of Incorporation, we currently have 100,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. As of October 13, 2014, we have 60,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders. In addition, we may elect to issue preferred stock or other securities in the future having rights and preferences greater to our common stock. Pending approval by a majority of our stockholders, our articles of incorporation will provide that the Board may designate the rights and preferences of preferred stock without a vote by the stockholders.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT SHAREHOLDERS' INVESTMENTS.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

     *    quality deficiencies in products and services;
     * international developments, such as technology mandates, political developments or changes in economic policies;
     *    changes in recommendations of securities analysts;
     * government regulations, including stock option accounting and tax regulations;
     *    energy blackouts;
     *    acts of terrorism and war;
     *    widespread illness;
     *    proprietary rights or patent litigation;
     *    strategic transactions, such as acquisitions and divestitures; or
     * rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. If our stock price is volatile, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for "penny stock," such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a "shell company" pursuant to Rule 144 prior to the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the filing of the Current Report on Form 8-K reflecting the Company's change in status to a non-"shell company." Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a "shell company" could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

WE WILL BE REQUIRED TO INCUR SIGNIFICANT COSTS AND REQUIRE SIGNIFICANT MANAGEMENT RESOURCES TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS REQUIRED UNDER SECTION 404 OF THE SARBANES-OXLEY ACT, AND ANY FAILURE TO COMPLY OR ANY ADVERSE RESULT FROM SUCH EVALUATION MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

     i) LACK OF FORMAL POLICIES AND PROCEDURES. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

     ii) AUDIT COMMITTEE AND FINANCIAL EXPERT. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

     (iii) INSUFFICIENT RESOURCES. The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

     (iv) ENTITY LEVEL RISK ASSESSMENT. The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

     (v) LACK OF PERSONNEL WITH GAAP EXPERIENCE. We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

 In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

 Our Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom. The lease for our offices expires on March 31, 2016 and the annual rent is $9,625.

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the OTCQB marketplace operated by OTC Market Group, Inc. under the symbol "MDDD." There are no outstanding options or warrants to purchase.

Fiscal Year - 2014                           High Bid                 Low Bid
------------------                           --------                 -------
     Fourth Quarter                            $0.75                   $0.08
     Third Quarter                             $3.20                   $0.25
     Second Quarter                            $6.00                   $0.12
     First Quarter                               N/A                     N/A

Fiscal Year - 2013                           High Bid                 Low Bid
------------------                           --------                 -------
     Fourth Quarter                              N/A                     N/A
     Third Quarter                               N/A                     N/A
     Second Quarter                              N/A                     N/A
     First Quarter                               N/A                     N/A

All prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

HOLDERS

On October 15, 2014, there were 10 holders of record of our common stock, excluding any shareholders holding shares in nominee or "street name."

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 4, 2014, we issued a convertible note (the "Note") to JMJ Financial, a sole proprietorship ("JMJ"), for a loan in the principal amount of Five Hundred Thousand Dollars ($500,000). JMJ is obligated to fund Seventy Five Thousand Dollars ($75,000) upon the closing of the Note and additional amounts may be funded by JMJ up to Four Hundred Twenty Five Thousand Dollars
($425,000).

Pursuant to the terms of the Note, JMJ has the option of converting all or part of any unpaid amounts due under the Note to shares of our common stock (the "Conversion Shares") at a conversion price equal to the lesser of $0.07 or 60% of the lowest trading price for our stock in the twenty five (25) days prior to the conversion.

The issuance of the Note was exempt from the registration provisions of the federal securities laws pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to "accredited" investors under state securities laws based on representations made by JMJ.

REPURCHASES OF OUR SECURITIES

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

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" or elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a development stage company that was incorporated under the laws of the State of Nevada on May 4, 2010 under the name "Advanced Cellular, Inc." with an initial focus on developing and commercializing a performance management system to be used by cellular network operators.

On February 20, 2013, we effected a 5 for 1 forward stock split of all of its issued and outstanding shares of common stock. On October 28, 2013, upon approval from the Financial Industry Regulatory Authority ("FINRA"), we effected a name change to "Makism 3D Corp."

On October 29, 2013, we entered into and consummated a voluntary share exchange transaction with Umicron Ltd., a private limited company organized under the laws of England and Wales ("Umicron"), and the shareholders of Umicron ("Selling Shareholders") pursuant to a Stock Exchange Agreement (the "Exchange Agreement") by and among the Company, Umicron, and the Selling Shareholders. As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 50.67% of our issued and outstanding common stock, Umicron became our wholly-owned subsidiary, and we acquired the business and operations of Umicron (the "Exchange Transaction").

Our mission is to design and build the most desirable consumer and professional level 3D printers. We believe there is enormous scope for innovation within the design, usability, and engineering of 3D printers, and we have identified a valuable new market segment, which is the low cost professional market in-between the high-end consumer market ($3,000) and low-cost professional market (below $10,000). As of the date of this Annual Report on Form 10-K, we have generated no revenue.

Our offices are currently located at Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom. Our telephone number is 011-44-01954-715030.

FINANCIAL CONDITION

As of June 30, 2014, our total assets were $51,951 comprised of cash, prepaid expenses, equipment and other current assets and our total liabilities were $63,608, consisting of accounts payable and loan payable to director.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 30, 2014 AS COMPARED TO JUNE 30, 2013

We have generated no revenues for the fiscal years ended June 30, 2014 and June 30, 2013.

During the fiscal year ended June 30, 2014, we had a net loss of $530,704 versus a net loss of $0 for the fiscal year ended June 30, 2013. The increase was due to our starting of operations in the making of a 3D printer. .

Our operating expenses were $530,704 for the fiscal year ended June 30, 2014, compared to $0, for the fiscal year ended June 30, 2013. Our operating expenses for the fiscal year ended June 30, 2014 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we further implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our total assets were $51,941 comprised only of cash and our total liabilities were $63,608.

Net cash used in operating activities for the fiscal year ended June 30, 2014 was $396,026 as compared to $0 for fiscal year ended June 30, 2013. Net cash used in investing activities for the fiscal year ended June 30, 2014 was $28,322 as compared to $0 for the fiscal year ended June 30, 2013. Net cash provided by financing activities for the fiscal year ended June 30, 2014 was $444,805 as compared to $0 for the fiscal year ended June 30, 2013.

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

On August 4, 2014, we entered into a convertible note (the "Note") with JMJ Financial, a Nevada sole proprietorship ("JMJ") for a long in the principal amount of $500,000. The purchase price for the Note is $450,000 with an original issue discount of $50,000. JMJ funded $75,000 upon the closing of the Note and additional amounts may be funded by JMJ up to $425,000.

We will need additional capital in order to meet our business objectives in the short term. Our current cash requirements are significant and will be used for research and development, and marketing, and we anticipate generating losses for the foreseeable future. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our long-term obligations. However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional development and production expenses. Accordingly, while we do not have any short-term plans to conduct any other debt or equity financings, we may in the future use debt and equity financing to fund operations, as we look to expand our asset base and fund development and production of our products. Any such equity financings could result in dilution to current shareholders, and the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Makism 3D Corporation
Cambridge, United Kingdom

We have audited the accompanying balance sheets of Makism 3D Corporation ("the Company") as of June 30, 2014 and 2013 and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Makism 3D Corporation as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and suffered losses from operation, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ MALONEBAILEY, LLP
--------------------------------
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
October 13, 2014

                                 Makism 3D Corp.
                                 Balance Sheets

                                                                      June 30, 2014        June 30, 2013
                                                                      -------------        -------------
                               ASSETS

Current Assets:
  Cash                                                                  $   20,457           $       --
  Prepaid expenses                                                           4,455
  Other current assets                                                      13,435                   --
                                                                        ----------           ----------
      Total current assets                                                  38,347                   --
                                                                        ----------           ----------
Non-current Assets:
  Machinery                                                                 13,594                   --
                                                                        ----------           ----------

      Total assets                                                      $   51,941           $       --
                                                                        ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued liabilities                              $   33,099           $       --
  Loans payable - director                                                  30,509                   --
                                                                        ----------           ----------
      Total current liabilities                                             63,608                   --
                                                                        ----------           ----------

      Total liabilities                                                     63,608                   --
                                                                        ----------           ----------
Stockholder's Deficit:
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                          --                   --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 60,000,000 shares issued and outstanding               6,000                2,700
  Additional paid in capital                                               513,037               (2,700)
  Deficit accumulated during the development stage                        (530,704)                  --
                                                                        ----------           ----------
      Total stockholders' equity (deficit)                                 (11,667)                  --
                                                                        ----------           ----------

      Total liabilities and stockholders' deficit                       $   51,941           $       --
                                                                        ==========           ==========

               See accompanying notes to the financial statements

                                 Makism 3D Corp.
                            Statements of Operations


                                    Year Ended             Year Ended
                                   June 30, 2014          June 30, 2013
                                   -------------          -------------
Revenue                             $         --           $         --
                                    ------------           ------------
Expenses:
  Operating expenses                     530,704                     --
                                    ------------           ------------
      Total expenses                     530,704                     --
                                    ------------           ------------

Loss before income taxes                (530,704)                    --

Provision for Income Taxes                    --                     --
                                    ------------           ------------

Net Loss                            $   (530,704)          $         --
                                    ============           ============
Basic and Diluted
 Loss per Common Share              $      (0.00)          $      (0.00)
                                    ============           ============

Weighted Average number of
 Common Shares Outstanding            60,000,000             30,000,000
                                    ============           ============


               See accompanying notes to the financial statements

                                 Makism 3D Corp.
                       Statement of Stockholders' Deficit

                                                                                        Deficit
                                                                                      Accumulated
                                                Common Stock           Additional     During the          Total
                                            ----------------------      Paid in       Development     Stockholders'
                                            Shares          Amount      Capital          Stage           Deficit
                                            ------          ------      -------          -----           -------
Balance, June 30, 2012                    27,000,000       $ 2,700     $  (2,700)     $       --       $       --
Shares issued for consulting services      1,800,000           180        45,459              --           45,639
Shares issued for cash                     1,200,000           120        29,726              --           29,846
Contributed Services                              --            --        75,000              --           75,000
Shares issued for cash                     1,000,000           100       389,900              --          390,000
Shares issued in reverse merger           29,000,000         2,900       (24,348)             --          (21,448)
Net loss                                          --            --            --        (530,704)        (530,704)
                                          ----------       -------     ---------      ----------       ----------

BALANCE JUNE 30, 2014                     60,000,000       $ 6,000     $ 513,037      $ (530,704)      $  (11,667)
                                          ==========       =======     =========      ==========       ==========

               See accompanying notes to the financial statements

                                 Makism 3D Corp.
                            Statements of Cash Flows

                                                                        Year Ended
                                                            ----------------------------------
                                                            June 30, 2014        June 30, 2013
                                                            -------------        -------------
OPERATING ACTIVITIES
  Net loss                                                   $ (530,704)          $       --
  Non cash items
    Consulting fees paid in stock                                29,846                   --
    Amortization                                                 14,728                   --
    Contbibuted services                                         75,000
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     (Increase) decrease in receivables (13,435)
     (Increase) decrease in prepaid expenses                     (4,455)                  --
     Increase (decrease) in accounts payable                     32,994                   --
                                                             ----------           ----------
          Net cash used by operating activities                (396,026)                  --
                                                             ----------           ----------
INVESTING ACTIVITIES
  Cash paid for purchase of fixed assets                        (28,322)                  --
                                                             ----------           ----------
          Net cash used by investing activities                 (28,322)                  --
                                                             ----------           ----------
FINANCING ACTIVITIES
  Proceeds from (repayment of) loans - director                   9,166                   --
  Proceeds from the sale of common stock                        435,639                   --
                                                             ----------           ----------
          Net cash provided by financing activities             444,805                   --
                                                             ----------           ----------

Net Increase (Decrease) in Cash                                  20,457                   --

Cash, Beginning of Period                                            --                   --
                                                             ----------           ----------

Cash, End of Period                                          $   20,457           $       --
                                                             ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                   $       --           $       --
                                                             ==========           ==========
  Income taxes                                               $       --           $       --
                                                             ==========           ==========
NON-CASH TRANSACTIONS
  Reverse merger adjustment                                  $  (21,448)          $       --
                                                             ==========           ==========

               See accompanying notes to the financial statements

                                 Makism 3D Corp.
                                  June 30, 2014
                        Notes to the Financial Statements

Note 1 - Organization and Operations

Umicron Ltd.

Umicron Ltd. ("Umicron"), was incorporated on December 6, 2012 under the laws of England and Wales to engage in any lawful business or activity for which corporations may be organized. Umicron intends to engage in the development and sale of 3D printers.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of website development costs and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Related parties include principal owners and senior management of the Company.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Foreign currency translation

Assets and liabilities of foreign operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gains and losses are included in current earnings and there were none for the initial period ended August 31, 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the period from December 6, 2012 (inception) through August 31, 2013.

Recently Issued Accounting Pronouncements

The company has limited operations and is considered in the development stage. In the year ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915):
Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated at June 30, 2014, a net loss and net cash used in operating activities for the period from December 6, 2012 (inception) through June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is 5 years.

                                           Accumulated         Net Book
Description                 Cost          Amortization           Value
-----------                 ----          ------------           -----

Equipment                 $28,322           $ 14,728           $ 13,594
                          =======           ========           ========

Note 5 - Lease commitments

The Company leases an industrial premises for $9,625 per year through March
31.2016. The Company may terminate this agreement starting January 1, 2014 with three months notice. The Company leases a live/work premises for $2,079 per month until April 30, 2014. A table of minimum lease payments due is as follows:

           Year ended August 31,   2014                        $26,257
                                   2015                             --
                                   2016                             --
                                                               -------
                                                               $26,257
                                                               =======

Note 6 - Due to Director

The balance due to director is unsecures, non-interest bearing and has no specific terms of repayment.

Note 7 - Stockholders' Equity (Deficit)

Common Stock

On March 11, 2013, the Company issued 1,200,000 shares to two third parties for services with a total value of $29,846. During the year ended 2014, the Company sold 1,800,000 shares for total proceeds of $45,639. During 2013, various stockholders contributed services for the Company valued at $75,000.

On October 29, 2013, the Company issued 29,000,000 shares in exchange for 100% of the issued and outstanding shares of Umicron Ltd.

On October 29, 2013, the Company cancelled 41,000,000 shares.

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

Note 8 - Income Tax Provision

Deferred tax assets

At June 30, 2014, the Company had net operating loss ("NOL") carry-forwards for English income tax purposes of $410,065 that may be offset against future taxable income. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $139,422 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. Components of deferred tax assets are as follows:

                                                                   June 30, 2014
                                                                   -------------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards                $ 139,422
  Less: Valuation allowance                                           (139,422)
                                                                     ---------
      Deferred tax assets, net of valuation allowance                $      --
                                                                     =========

Note 9 - Subsequent Event

On August 4, 2014, we issued a convertible note for a loan in the principle amount of $500,000. The lender is obligated to fund $75,000 upon closing of the note.

Pursuant to the terms of the note, the lender has the option of converting all or a part of any unpaid amounts due to shares of common stock at a conversion price equal to the lesser of $0.07 or 60% of the lowest trading price for our stock in the twenty five days prior to the conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2014, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

     i) Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

     ii) Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

     (iii) Insufficient Resources. The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

     (iv) Entity Level Risk Assessment. The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

     (v) Lack of Personnel with GAAP Experience. We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

Effective October 14, 2014, the board of directors of the Company removed Karlo Guray from his position as a member of the board of directors. Mr. Guray was removed from the board of directors because of his absence and unresponsiveness, and failure to meet his duties as a director.

There were no specific disagreements with the Company relating to Mr. Guray's removal, and no correspondence was provided by Mr. Guray concerning the circumstances surrounding his removal.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

    Name       Age                         Position
    ----       ---                         --------

Luke Ruffell   26    Director, President, Chief Executive Officer, Interim
                     Chief Financial Officer, Chairman of the Board of Directors

Feroz Khan     21    Secretary

Set forth below is a summary description of the principal occupation and business experience of our directors and executive officers.

LUKE RUFFELL

Mr. Luke Ruffell has been the director of Umicron since December 6, 2012. From April 18, 2011 through November 29, 2012, Mr. Ruffell was a director of Geoh Networks Ltd., a company specializing in fiber network solutions, and was also a director of Geoh Ltd. from January 24, 2011 through April 1, 2012. From May 14, 2009 through January 24, 2011, Mr Ruffell was a director of Taper UK Ltd., a tobacco company. None of the aforementioned entities are affiliates of the Company. Mr. Ruffell studied Product Design while attending Ravensbourne University and Architecture at De Montfort University. Our board of directors believes that Mr. Ruffell's technical background and experience with emerging companies will provide an invaluable resource to achieving the business goals of the Company.

FEROZ KHAN

Mr. Feroz Khan has been the director of Bespoke 3D Ltd., a prototyping company, since June 29, 2013, and a director of AAKhan & Sons Ltd., a property company, since May 1, 2010. Mr. Khan studied Product Design while attending Ravensbourne University.

TERMS OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified or until he or she resigns or is removed in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

Our officers are appointed by the Company's Board and hold office until removed by the Board.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners have failed to comply with all applicable filing requirements, except that the Form 4 filed by Eliyahu Nir on November 12, 2013 was not filed in a timely manner.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate's name in nomination, however, he or she must do so in accordance with the provisions of the Company's Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Makism 3D Corp., Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom.

DIRECTOR NOMINATIONS

As of June 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

BOARD LEADERSHIP STRUCTURE AND ROLE ON RISK OVERSIGHT

Mr. Luke Ruffell currently serves as our principal executive officer and director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company's risk oversight function.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

GENERAL PHILOSOPHY

Our Board of Directors is responsible for establishing and administering our executive and director compensation.

BOARD COMPENSATION

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended June 30, 2014 and 2013 by our current executive officers.

                          SUMMARY COMPENSATION TABLE (1)

                                                                   Non-Equity
                                                                   Incentive     All
 Name and                                                            Plan       Other
 Principal                                   Stock       Option     Compen-     Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation      sation     Totals
------------    ----   ------     -----      ------      ------     ------      ------     ------
Luke        2014
Ruffell     2013      $2,494.26     --          --         --         --          --     $2,494.26

Matthew     2014
Lummis      2013      $1,882.76     --      $32.18 (2)     --         --          --     $1,882.76

Feroz Khan  2014
            2013      $   32.18     --      $32.18 (2)     --         --          --     $   64.37

----------
(1) All amounts were converted from pound sterling to US dollars at the applicable exchange rate.
(2) The stock awards for Mr. Lummis and Mr. Khan refer to their shareholding value of (pound)20; they both own 20 shares each in Umicron par value (pound)1. There are a total of 1,000 shares outstanding in Umicron.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Please see the section entitled "Employment Agreements" below for a discussion of management compensation in the event of a termination of employment or change in control of the Company.

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

EMPLOYMENT ARRANGEMENTS

LUKE RUFFELL

On October 5, 2013, Umicron, our wholly owned subsidiary, entered into an employment agreement with Luke Ruffell in connection with his service as Designer for Umicron for an indefinite term. The Company has the right to terminate Mr. Ruffell's employment upon one months' written notice, or immediately upon payment to Mr. Ruffell of his basic salary for the notice period, while Mr. Ruffell may terminate his employment upon two months' notice. Mr. Ruffell is entitled to receive a salary of (pound)9,430 per year or an hourly salary of (pound)6.19. Mr. Ruffell also receives the right to a pension contribution from Umicron equal to 1% of his basic salary. Mr. Ruffell is subject to Umicron's data protection policy and is subject to the confidentiality provisions of the employment agreement.

FEROZ KHAN

On October 5, 2013, Umicron entered into an employment agreement with Feroz Khan in connection with his service as Designer for Umicron for an indefinite term. The Company has the right to terminate Mr. Khan's employment upon one months' written notice, or immediately upon payment to Mr. Khan of his basic salary for the notice period, while Mr. Khan may terminate his employment upon two months' notice. Mr. Khan is entitled to receive a salary of (pound)9,430 per year or an hourly salary of (pound)6.19. Mr. Khan also receives the right to a pension contribution from Umicron equal to 1% of his basic salary. Mr. Khan is subject to Umicron's data protection policy and is subject to the confidentiality provisions of the employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the ownership of the our common stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock,
(b) each of our directors and executive officers, and (c) all current directors and executive officers as a group. The following table is based upon an aggregate of 60,000,000 shares of our common stock outstanding as of October 13, 2014.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                                                    Shares          Percentage
                                                                                 Beneficially       Beneficially
                     Name and Address of Beneficial Owner (1)                        Owned           Owned (2)
                     ----------------------------------------                        -----           ---------
DIRECTORS AND EXECUTIVE OFFICERS

Luke Ruffell - Director, President, Chief Executive Officer,                       26,896,552          44.83%
Interim Chief Financial Officer and Chairman of the Board of Directors
Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom

Feroz Khan, Secretary
Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom             103,448           0.17%

ALL OFFICERS AND DIRECTORS AS A GROUP                                              27,000,000          45.00%

5% SHAREHOLDERS

Luke Ruffell
Suite R, Bristol Court, Martlesham Business Park, IP5 3RY, United Kingdom          26,896,552          44.83%

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)  Based on 60,000,000 shares of our common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

On October, 29, 2013, we entered into and consummated the transactions contemplated by the Exchange Agreement with Umicron and the shareholders of Umicron, including Luke Ruffell, Matthew Lummis and Feroz Khan. In accordance with the terms of Exchange Agreement, we issued 26,896,552 shares of our common stock to Luke Ruffell, 300,000 shares of our common stock to Matthew Lummis, and 103,448 shares of our common stock to Feroz Khan. In exchange, the Company received 100% of the issued and outstanding capital stock of Umicron.

On October 5, 2013, Umicron entered into employment contracts with each of Matthew Lummis, Luke Ruffell and Feroz Khan. Mr. Ruffell is a Director, President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Lummis is the former Chief Financial Officer of the Company and Mr. Khan is the Secretary of the Company. Pursuant to the employment contracts, they are each entitled to receive a salary of (pound)9,430 per year or an hourly salary of (pound)6.19 under their respective employment contracts.

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

DIRECTOR INDEPENDENCE

During the year ended June 30, 2014, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed during the fiscal year ended June 30, 2013 for professional services rendered by MaloneBailey, LLP, with respect to the audits of our 2013 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                            2013
                                                          --------
               Audit Fees and Audit Related Fees          $  7,900
               Tax
               Fees                                             --
               All Other
               Fees                                             --
                                                          --------
               TOTAL                                      $  7,900
                                                          ========

The aggregate fees billed during the fiscal year ended June 30, 2014 for professional services rendered by MaloneBailey, LLP, with respect to the audits of our 2014 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                            2014
                                                          --------
               Audit Fees and Audit Related Fees          $ 10,000
               Tax
               Fees                                             --
               All Other
               Fees                                             --
                                                          --------
               TOTAL                                      $ 10,000
                                                          ========

In the above tables, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE-APPROVAL POLICIES AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number                             Description
------                             -----------

2.1 Stock Exchange Agreement by and among the Company, Umicron and the Selling Shareholders, dated October 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2013).

3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 27, 2010)

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 27, 2010)

10.1 Employment Contract between Umicron and Luke Ruffell, dated October 5, 2013 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2013).

10.2 Employment Contract between Umicron and Feroz Khan, dated October 5, 2013 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2013).

10.3 Lease Agreement, dated May 2, 2014, between Umicron Ltd. and Llia Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014).

21       List of Subsidiaries - Umicron Ltd.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*     Interactive Data Files

----------
* Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAKISM 3D CORP.


Date: October 14, 2014              By: /s/ Luke Ruffell
                                       -----------------------------------------
                                       Luke Ruffell
                                       President, Chief Executive Officer,
                                       Interim Chief Financial Officer and
                                       Director
                                       (Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                       Title(s)                            Date
----------                       --------                            ----


/s/ Luke Ruffell            President, Chief Executive Officer  October 14, 2014
--------------------------  and Director
Luke Ruffell                (Principal Executive Officer)